Form 10-Q
period 2003-09-30
HANOVER EQUIPMENT TRUST 2001B
filed 2003-11-13
CIK 1163673

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes ☐ No ☑

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

HANOVER EQUIPMENT TRUST 2001B

BALANCE SHEET

(unaudited)

(in thousands)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable—rents	1,915	8,596

Total current assets	1,915	8,596
Rental equipment	257,750	257,750

Total assets	$259,665	$266,346

LIABILITIES AND CERTIFICATE HOLDER’S EQUITY
Current liabilities:
Accrued liabilities	$31	$157
Interest payable	1,823	8,176
Equity certificate yield payable	61	263

Total current liabilities	1,915	8,596
Notes payable	250,000	250,000

Total liabilities	251,915	258,596

Commitments and contingencies (Note 3)
Certificate holder’s equity:
Equity certificates	7,750	7,750
Trust earnings (deficit)	—	—

Certificate holder’s equity	7,750	7,750

Total liabilities and certificate holder’s equity	$259,665	$266,346

The accompanying notes are an integral part of these condensed financial statements.

HANOVER EQUIPMENT TRUST 2001B

STATEMENT OF INCOME

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Rental revenue	$5,631	$6,278	$17,542	$19,234
Interest expense on rental equipment	5,400	6,052	16,838	18,045

Excess rental revenue over interest expense on rental equipment	231	226	704	1,189
Operating expense	39	26	138	593

Net income	$192	$200	$566	$596

The accompanying notes are an integral part of these condensed financial statements.

HANOVER EQUIPMENT TRUST 2001B

STATEMENT OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$566	$596
Changes in assets and liabilities
Accounts receivable—rents	6,681	5,218
Interest payable	(6,353)	(5,316)
Accrued liabilities	(126)	323

Net cash provided by operating activities	768	821

Cash flows from investing activities:

Net cash used in investing activities	—	—

Cash flows from financing activities:
Equity certificates yield paid	(768)	(821)

Net cash used in financing activities	(768)	(821)

Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

Supplemental disclosure of cash flow information:
Interest paid	$23,192	$23,362

The accompanying notes are an integral part of these condensed financial statements.

HANOVER EQUIPMENT TRUST 2001B

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Hanover Equipment Trust 2001B (the “Registrant”, “Trust”, “we”, “us” or “our”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America are not required in these interim financial statements and have been condensed or omitted. It is the opinion of Wilmington Trust Company, not in its individual capacity but solely as the trustee of the Trust (the “Trustee”), that the information furnished includes all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly the financial position, results of operations, and cash flows of the Trust for the periods indicated. The financial statement information included herein should be read in conjunction with the financial statements and notes thereto included in the (i) Trust’s Special Financial Report on Form 10-K for the year ended December 31, 2002 and (ii) Trust’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2003 and June 30, 2003. These interim results are not necessarily indicative of results for a full year.

Business

The Trust is a Delaware special purpose business trust that was formed in August 2001. The Trust was formed solely to: (i) issue the 8.75% senior secured notes due 2011 (the “Notes”) (see Note 2), (ii) execute, deliver and perform the operating agreements to which it is a party, and (iii) use the proceeds of the Notes and the related equity certificates to purchase approximately $257.8 million of natural gas compression equipment from Hanover Compression Limited Partnership (“HCLP”) and certain of its subsidiaries. The equity funding, issuance of the Notes and equipment purchase occurred on August 30, 2001. The Trust leased its natural gas compression equipment back to HCLP under a ten-year operating lease (the “Lease”). In addition to rental payments, HCLP is obligated to pay supplemental rent, costs, taxes, indemnities, and other amounts owing under the operating lease. In addition, HCLP paid the underwriting, legal, accounting and other costs of the transactions for the Trust. In February 2003, the Trust completed a registered offering pursuant to a registration statement on Form S-4 to exchange its 8.75% senior secured notes due 2011 (the “new notes”) for all of its outstanding 8.75% senior secured notes due 2011 (the “old notes”). The exchange offer provided that holders of the old notes would receive $1,000 principal amount of applicable new notes for each $1,000 principal amount of old notes exchanged. The terms of the new notes are identical to the terms of the applicable old notes except that the new notes are freely transferable under the Securities Act of 1933 and do not have any exchange or registration rights. In March 2003, the exchange offer was completed and all of the old notes were exchanged for new notes. Because the dates of these financial statements relate to periods prior to and after the exchange, when we refer to the “Notes” in these notes to financial statements, we are referring collectively to the old notes and the new notes, unless otherwise indicated.

2. Notes Payable

Notes payable at September 30, 2003 and December 31, 2002 consisted of the following (in thousands):

Senior Secured Notes—fixed rate of 8.75% due September 1, 2011, interest payable semi-annually on March 1 and September 1	$250,000

The Notes are obligations of the Trust and are collateralized by all of the equipment, rents and supplemental rents covered by the Lease. In addition, the Trust’s obligations under the Notes are jointly and severally guaranteed, unconditionally and on a senior subordinated basis, by Hanover Compressor Company (“Hanover”), the ultimate parent company of HCLP, and HCLP for an amount up to 70.0% of the aggregate principal balance of Notes outstanding, which is equal to the final rent payment under the Lease. If there is an event of default under the Lease, Hanover and HCLP guarantee, jointly and severally, on a senior subordinated basis, all of the Trust’s obligations under the Notes. Hanover unconditionally guarantees on a senior subordinated basis all of HCLP’s obligations under the Lease. The obligations of HCLP under the Lease are subordinated in right of payment to all existing and future senior indebtedness of HCLP. The obligations of Hanover and HCLP under the guarantee are subordinated in right of payment to all existing and future senior indebtedness of such guarantor. Each guarantee ranks equally in right of payment with all senior subordinated debt and senior to all subordinated debt of such guarantor. The estimated fair market value of the Notes was approximately $257 million and $241 million at September 30, 2003 and December 31, 2002, respectively.

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

The Trust is not affiliated with Hanover or HCLP. The indenture and participation agreement governing the Notes contain covenants that restrict the Trust’s ability to, among other things: incur liens, incur additional indebtedness, enter into any other transactions, make investments, liquidate, and engage in non-related lines of business. In addition, the indenture and participation agreement governing the Notes contain covenants that limit Hanover’s and HCLP’s ability to engage in certain activities and transactions.

In February 2003, the Trust completed a registered offering pursuant to a registration statement on Form S-4 offering to exchange its 8.75% senior secured notes due 2011 for all of its outstanding old notes. The terms of the new notes are identical to the terms of the old notes except that the new notes are freely transferable under the Securities Act and do not have any exchange or registration rights. Because the exchange offer was not completed within the specified time frame, the Trust received additional rent in the amount of approximately $48,000 per week and was required to pay this amount as additional interest to the holders of the Notes. The additional rental income and interest expense began accruing on January 28, 2002 and ended on March 13, 2003 when the exchange offer was completed. For the nine months ended September 30, 2003 and September 30, 2002, the Trust has recognized approximately $432,000 and $1,639,000, respectively, in additional rental income and interest expense. In March 2003, the exchange offer was completed and all of the old notes were exchanged for new notes.

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

4. New Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” SFAS 143 establishes the accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. This statement was effective for the Trust beginning January 1, 2003. The adoption of SFAS 143 did not have a material effect on the Trust’s financial statements.

In August 2001, the FASB issued “SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses significant issues relating to the implementation of SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement was effective for the Trust beginning January 1, 2002. The adoption of SFAS 144 did not have a material effect on the Trust’s financial statements.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The Statement updates, clarifies and simplifies existing accounting pronouncements. Provisions of SFAS 145 related to the rescission of Statement 4 are effective for the Trust on January 1, 2003. The provisions of

SFAS 145 related to SFAS 13 are effective for transactions occurring after May 15, 2002. The Trust has adopted the provisions of SFAS 145, which did not have a material effect on its financial statements.

In November 2002, the FASB issued Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Trust has adopted FIN 45, which did not have a material effect on its financial statements.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. On October 8, 2003, the FASB provided a deferral of the latest date by which all public companies must adopt FIN 46. The deferral provides that FIN 46 be applied, at the latest, to the first reporting period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In addition, the deferral allowed companies to elect to adopt early the provisions of FIN 46 for some but not all of the variable interest they hold. The Trust does not believe the adoption of FIN 46 will have a material effect on its financial statements.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of this Statement will be applied prospectively. The Trust has adopted the provisions of SFAS 149, which did not have a material effect on its financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The Statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the interim period beginning after June 15, 2003. The Trust does not believe the adoption of SFAS 150 will have a material effect on its financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report are forward-looking statements. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “believes,” “anticipates,” “expects,” “estimates,” or words of similar import, although some forward-looking statements are expressed differently. Statements that describe future plans, objectives or goals of Hanover Equipment Trust 2001B (the “Registrant,” “Trust,” “we,” “us” or “our”) are also forward looking statements. You should consider these statements carefully because they describe our expectations and beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or state other “forward-looking” information based on currently available information. These forward-looking statements are subject to certain risks and uncertainties applicable to the Trust. These forward–looking statements are also subject to certain risks and uncertainties applicable to Hanover Compression Limited Partnership (“HCLP”), to which we lease all of the equipment owned by the Trust, and Hanover Compressor Company (“Hanover”), the ultimate parent company of HCLP to which (along with HCLP) we look for all of the Trust’s revenue. All of these risks and uncertainties could cause actual results to differ materially from those anticipated as of the date of this report. The risks and uncertainties related to Hanover’s and HCLP’s businesses, as may be described in more detail in Hanover’s annual report on Form 10-K for the year ended December 31, 2002, and in subsequent filings by Hanover and HCLP with the SEC, could cause our actual results to differ from those described in, or otherwise projected or implied by, the forward-looking statements set forth herein. The risks and uncertainties include:

•	competition among the various providers of contract compression services;

•	reduced profit resulting from pricing pressure in Hanover’s and HCLP’s businesses;

•	the introduction of competing technologies by other companies;

•	a prolonged, substantial reduction in oil and gas prices which would cause a decline in the demand for HCLP’s compression and oil and natural gas production equipment;

•	new governmental safety, health and environmental regulations which could require Hanover and HCLP to make significant expenditures;

•	currency fluctuations and changes in interest rates;

•	changes in economic or political conditions in the countries in which Hanover and HCLP do business;

•	adverse results in litigation or regulatory proceedings to which Hanover and/or HCLP is a party;

•	inability of Hanover or HCLP to comply with covenants in or defaults under, their debt agreements and the agreements related to their compression equipment lease obligations;

•	inability of Hanover or HCLP to negotiate a satisfactory replacement or amendment of their bank credit facility which matures in November of 2004;

•	inability of Hanover or HCLP to negotiate a satisfactory amendment or waiver to the financial covenants in their existing bank credit facility should Hanover and HCLP not be able to close on a satisfactory replacement or amendment to the bank credit facility in the fourth quarter of 2003;

•	increases in Hanover’s and HCLP’s senior indebtedness, and increases in any indebtedness and other liabilities of Hanover’s and HCLP’s respective subsidiaries, which in each such case are senior to the obligations of Hanover and HCLP under the guarantee;

•	adverse changes in Hanover’s credit rating;

•	legislative changes in the various countries in which Hanover and/or HCLP do business;

•	the current or future value of the equipment may be less than the appraised value, and the proceeds realized upon the exercise of remedies may not be sufficient to satisfy in full amounts owing on the notes;

•	Hanover’s or HCLP’s inability to renew its short-term leases of equipment with its customers so as to fully recoup the cost of the equipment;

•	Hanover’s or HCLP’s inability to generate sufficient cash, access capital markets or to incur indebtedness to fund their business;

•	Losses incurred by Hanover and HCLP due to inherent risks associated with their operations, including equipment defects, malfunctions and failures and natural disasters;

•	War, social unrest, terrorist attacks, and/or the responses thereto;

•	Hanover’s and/or HCLP’s inability to successfully integrate acquired businesses;

•	Hanover’s and/or HCLP’s inability to execute their exit and sale strategy with respect to assets classified on their balance sheet as discontinued operations and held for sale;

•	Hanover’s and/or HCLP’s inability to conclude the agreed-upon settlement of the securities-related litigation and adverse results in other litigation brought by plaintiffs that are not party to the settlement;

•	Fluctuations in Hanover’s or HCLP’s net income attributable to changes in the fair value of their common stock which will be used to fund the settlement of the securities-related litigation;

•	Adverse results in Hanover’s pending investigation by the Securities and Exchange Commission;

•	Hanover’s and/or HCLP’s inability to properly implement new enterprise resource planning systems used for integration of their accounting, operations and information systems;

•	Hanover’s and/or HCLP’s inability to reduce debt relative to their total capitalization; and

•	Changes in federal bankruptcy or tax law, comparable state laws or accounting principles.

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

GENERAL

The Trust is a Delaware special purpose business trust that was formed in August 2001 for the purpose of purchasing natural gas compression equipment and leasing that equipment to HCLP under an operating lease (the “Lease”). In August 2001, the Trust purchased approximately $258 million of gas compression equipment from HCLP and its subsidiaries to be leased back to HCLP pursuant to the Lease. The purchase was financed by the issuance of $250 million of 8.75% senior secured notes and $7.75 million in equity investment from the Trust’s equity certificate holder.

In February 2003, the Trust completed a registered offering pursuant to a registration statement on Form S-4 to exchange new notes for all of its outstanding old notes. Pursuant to the exchange offer, holders of the old notes received $1,000 principal amount of applicable new notes for each $1,000 principal amount of old notes exchanged. The terms of the new notes are identical to the terms of the applicable old notes except that the new notes are freely transferable under the Securities Act of 1933 and do not have any exchange or registration rights. The exchange offer was completed in March 2003 and all of the old notes were exchanged for new notes. References to the “Notes” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations mean the old notes and the new notes, collectively.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Revenues

The Trust’s rental revenues decreased by $647,000, or approximately 10%, to $5,631,000 during the three months ended September 30, 2003 from $6,278,000 during the three months ended September 30, 2002. The decrease resulted primarily from a decrease in rents received from HCLP to reimburse the Trust for penalty interest.

The Trust’s rental revenue is based primarily on the interest accrued on the notes and the yield payable to the equity certificate holder. The interest rate on the notes is fixed at 8.75% and the amount of interest accrued was $5,469,000 for the three months ended September 30, 2003 and the three months ended September 30, 2002. The yield to the equity certificate holder was $192,000 for the three months ended September 30, 2003 and $201,000 for the three months ended September 30, 2002. The yield payable on the equity certificates will vary depending upon the certificate holder yield rate (9.5% as of September 30, 2003 and 10.1% as of September 30, 2002). Return on the equity certificates accrues at the Eurodollar rate or, in certain circumstances, the prime rate, plus a spread in each case of 8.375% per year.

In February 2003, the Trust completed a registered offering to exchange its registered 8.75% senior secured notes for all of its outstanding old notes. Because the exchange offer was not completed timely, the Trust received additional rent as reimbursement of penalty interest for the period January 28, 2002 through March 13, 2003. During the third quarter of 2002, the Trust recorded additional rental revenue of $583,000. On March 13, 2003, the exchange offer was completed.

In addition, the Trust received rents to reimburse it, as required under the Lease, for its operating expenses and for the costs of the registration. These additional rents amounted to $39,000 for the three months ended September 30, 2003 and $26,000 for the three months ended September 30, 2002.

Expenses

Interest expense decreased by $652,000, or approximately 11%, to $5,400,000 during the three months ended September 30, 2003 from $6,052,000 during the three months ended September 30, 2002. The decrease resulted from the elimination of penalty interest due to the completion of the exchange offer relating to the Notes on March 13, 2003.

Operating expenses increased by $13,000, or approximately 50%, to $39,000 during the three months ended September 30, 2003 from $26,000 during the three months ended September 30, 2002. The decrease resulted from reduced exchange offering expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenues

The Trust’s rental revenues decreased by $1,692,000, or approximately 9%, to $17,542,000 during the nine months ended September 30, 2003 from $19,234,000 during the nine months ended September 30, 2002. The decrease resulted primarily from a decrease in rents received from HCLP to reimburse the Trust for its operating expenses as required under the Lease and additional rents received from HCLP to reimburse the Trust for penalty interest.

The Trust’s rental revenue is based primarily on the interest accrued on the notes and the yield payable to the equity certificate holder. The interest rate on the notes is fixed at 8.75% and the amount of interest accrued was $16,406,000 for the nine months ended September 30, 2003 and the nine months ended September 30, 2002. The yield to the equity certificate holder was

$566,000 for the nine months ended September 30, 2003 and $596,000 for the nine months ended September 30, 2002. The yield payable on the equity certificates will vary depending upon the certificate holder yield rate (9.5% as of September 30, 2003 and 10.1% as of September 30, 2002). Return on the equity certificates accrues at the Eurodollar rate or, in certain circumstances, the prime rate, plus a spread in each case of 8.375% per year.

In February 2003, the Trust completed a registered offering to exchange its registered 8.75% senior secured notes for all of its outstanding old notes. Because the exchange offer was not completed timely, the Trust received additional rent as reimbursement of penalty interest for the period January 28, 2002 through March 13, 2003. This rent was $432,000 for the nine months ended September 30, 2003 and $1,639,000 for the nine months ended September 30, 2002. On March 13, 2003, the exchange offer was completed.

In addition, the Trust received rents to reimburse it, as required under the Lease, for its operating expenses and for the costs of the registration. These additional rents amounted to $138,000 for the nine months ended September 30, 2003 and $593,000 for the nine months ended September 30, 2002.

Expenses

Interest expense decreased by $1,207,000, or approximately 7%, to $16,838,000 during the nine months ended September 30, 2003 from $18,045,000 during the nine months ended September 30, 2002. The decrease resulted from the elimination of penalty interest due to the completion of the exchange offer relating to the Notes on March 13, 2003.

Operating expenses decreased by $455,000, or approximately 77%, to $138,000 during the nine months ended September 30, 2003 from $593,000 during the nine months ended September 30, 2002. The decrease resulted from reduced exchange offering expenses.

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

The Trust’s cash and cash equivalents balance at September 30, 2003 and December 31, 2002 was $0. Operating activities for the nine months ended September 30, 2003 provided $768,000, which was used for the payment of the equity certificates yield due.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets”. SFAS 143 establishes the accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. This statement was effective for the Trust beginning January 1, 2003. The adoption of SFAS 143 did not have a material effect on the Trust’s financial statements.

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses significant issues relating to the implementation of SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement was effective for the Trust beginning January 1, 2002. The adoption of SFAS 144 did not have a material effect on the Trust’s financial statements.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The Statement updates, clarifies and simplifies existing accounting pronouncements. Provisions of SFAS 145 related to the rescission of Statement 4 are effective for the Trust on January 1, 2003. The provisions of SFAS 145 related to SFAS 13 are effective for transactions occurring after May 15, 2002. The Trust has adopted the provisions of SFAS 145, which did not have a material effect on the its financial statements.

In November 2002, the FASB issued Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Trust has adopted FIN 45, which did not have a material effect on its financial statements.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. On October 8, 2003, the FASB provided a deferral of the latest date by which all public companies must adopt FIN 46. The deferral provides that FIN 46 be applied, at the latest, to the first reporting period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In addition, the deferral allowed companies to elect to early adopt the provisions of FIN 46 for some but not all of the variable interest they hold. The Trust does not believe the adoption of FIN 46 will have a material effect on its financial statements.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of this Statement will be applied prospectively. The Trust has adopted the provisions of SFAS 149, which did not have a material effect on its financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The Statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the interim period beginning after June 15, 2003. The Trust does not believe the adoption of SFAS 150 will have a material effect on its financial statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

ITEM 4. Controls and Procedures

The Trustee has carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of the end of the third quarter. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Trust in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Trust’s disclosure controls and procedures are effective to ensure that information is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure. In connection with the evaluation, no significant changes in the Trust’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were identified that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 6: Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 (furnished herewith).

(b) Reports submitted on Form 8-K:

NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2003

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

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).