Form 10-Q
period 2004-06-30
HANOVER EQUIPMENT TRUST 2001B
filed 2004-08-13
CIK 1163673

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

As of July 30, 2004, no common equity securities of Hanover Equipment Trust 2001B (the “Registrant”) were held by non-affiliates of the Registrant. The Registrant is a special purpose Delaware business trust and its sole equity certificate holder is General Electric Capital Corporation.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

HANOVER EQUIPMENT TRUST 2001B
BALANCE SHEET
(in thousands)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable—rents	7,412	7,397

Total current assets	7,412	7,397
Rental equipment	257,750	257,750

Total assets	$265,162	$265,147

LIABILITIES AND CERTIFICATE HOLDER’S EQUITY
Current liabilities:
Accrued liabilities	$59	$42
Interest payable	7,292	7,291
Equity certificate yield payable	61	64

Total current liabilities	7,412	7,397
Notes payable	250,000	250,000

Total liabilities	257,412	257,397

Commitments and contingencies (Note 3)
Certificate holder’s equity:
Equity certificates	7,750	7,750
Trust earnings (deficit)	—	—

Certificate holder’s equity	7,750	7,750

Total liabilities and certificate holder’s equity	$265,162	$265,147

The accompanying notes are an integral part of these condensed financial statements.

HANOVER EQUIPMENT TRUST 2001B
STATEMENT OF INCOME
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Rental revenue	$5,681	$5,712	$11,362	$11,911
Interest expense on rental equipment	5,469	5,469	10,938	11,438

Excess rental revenue over interest expense on rental equipment	212	243	424	473
Operating expense	26	56	53	99

Net income	$186	$187	$371	$374

The accompanying notes are an integral part of these condensed financial statements.

HANOVER EQUIPMENT TRUST 2001B
STATEMENT OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$371	$374
Changes in assets and liabilities
Accounts receivable—rents	(15)	831
Interest payable	1	(734)
Accrued liabilities	17	(85)

Net cash provided by operating activities	374	386

Cash flows from investing activities:	—	—

Net cash used in investing activities	—	—

Cash flows from financing activities
Equity certificates yield paid	(374)	(386)

Net cash used in financing activities	(374)	(386)

Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

Supplemental disclosure of cash flow information:
Interest paid	$10,937	$12,171

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

Notes payable at June 30, 2004 and December 31, 2003 consisted of the following (in thousands):

Senior Secured Notes—fixed rate of 8.75% due September 1, 2011, interest payable semi-annually on March 1 and September 1	$250,000

The Notes are obligations of the Trust and are collateralized by all of the equipment, rents and supplemental rents covered by the Lease. In addition, the Trust’s obligations under the Notes are jointly and severally guaranteed, unconditionally and on a senior subordinated basis, by Hanover Compressor Company (“Hanover”), the ultimate parent company of HCLP, and HCLP for an amount up to 70.0% of the aggregate principal balance of Notes outstanding, which is equal to the final rent payment under the Lease. If there is an event of default under the Lease, Hanover and HCLP guarantee, jointly and severally, on a senior subordinated basis, all of the Trust’s obligations under the Notes. Hanover unconditionally guarantees on a senior subordinated basis all of HCLP’s obligations under the Lease. The obligations of HCLP under the Lease are subordinated in right of payment to all existing and future senior indebtedness of HCLP. The obligations of Hanover and HCLP under the guarantee are subordinated in right of payment to all existing and future senior indebtedness of such guarantor. Each guarantee ranks equally in right of payment with all senior subordinated debt and senior to all subordinated debt of such guarantor. The estimated fair market value of the Notes was approximately $268 million and $265 million at June 30, 2004 and December 31, 2003, respectively.

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

In February 2003, the Trust completed a registered offering pursuant to a registration statement on Form S-4 to exchange its 8.75% senior secured notes due 2011 for all of its outstanding old notes. The terms of the new notes are identical to the terms of the old notes except that the new notes are freely transferable under the Securities Act and do not have any exchange or registration rights. Because the exchange offer was not completed within the specified time frame, the Trust received additional rent in the amount of approximately $48,000 per week and was required to pay this amount as additional interest to the holders of the Notes. The additional rental income and interest expense began accruing on January 28, 2002 and ended on March 13, 2003 when the exchange offer was completed. For the six months ended June 30, 2003 the Trust recognized approximately $501,000 in additional rental income and interest expense. In March 2003, the exchange offer was completed and all of the old notes were exchanged for new notes.

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

4. New Accounting Standards

In January 2003, the FASB issued FIN 46. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved by means other than through voting rights and the determination of when and which business enterprise should consolidate the variable interest entity (“VIE”) in its financial statements. FIN 46 applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As revised, FIN 46 was effective immediately for VIE’s created after January 31, 2003. For special-purposes entities created prior to February 1, 2003, FIN 46 is effective at the first interim or annual reporting period ending after December 15, 2003, or December 31, 2003 for us. For entities, other than special purpose entities, created prior to February 1, 2003, FIN 46 is effective for us as of March 31, 2004. In addition, FIN 46 allows companies to elect to adopt early the provisions of FIN 46 for some, but not all, of the variable interest entities they own. The adoption of FIN 46 did not have a material effect on the Trust’s financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report are forward-looking statements. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “believes,” “anticipates,” “expects,” “estimates,” or words of similar import, although some forward-looking statements are expressed differently. Statements that describe future plans, objectives or goals of Hanover Equipment Trust 2001B (the “Registrant,” “Trust,” “we,” “us” or “our”) are also forward looking statements. You should consider these statements carefully because they describe our expectations and beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or state other “forward-looking” information based on currently available information. These forward-looking statements are subject to certain risks and uncertainties applicable to the Trust. These forward–looking statements are also subject to certain risks and uncertainties applicable to Hanover Compression Limited Partnership (“HCLP”), to which we lease all of the equipment owned by the Trust, and Hanover Compressor Company (“Hanover”), the ultimate parent company of HCLP to which (along with HCLP) we look for all of the Trust’s revenue. All of these risks and uncertainties could cause actual results to differ materially from those anticipated as of the date of this report. The risks and uncertainties related to Hanover’s and HCLP’s businesses, as may be described in more detail in Hanover’s Annual Report on Form 10-K for the year ended December 31, 2003, and HCLP’s Annual Report on Form 10-K for the year ended December 31, 2003, and in subsequent filings by Hanover and HCLP with the SEC, could cause our actual results to differ from those described in, or otherwise projected or implied by, the forward-looking statements set forth herein. The risks and uncertainties include:

•	competition among the various providers of contract compression services;

•	reduced profit margins or the loss of market share resulting from competition, including pricing pressure in Hanover’s and HCLP’s businesses;

•	the introduction of competing technologies by other companies;

•	a prolonged substantial reduction in oil and natural gas prices, which would cause a decline in the demand for HCLP’s compression and oil and natural gas production equipment;

•	governmental safety, health and environmental regulations which could require Hanover and HCLP to make significant expenditures;

•	currency fluctuations and changes in interest rates;

•	changes in economic or political conditions in the countries in which Hanover and HCLP do business;

•	adverse results in litigation or regulatory proceedings to which Hanover and/or HCLP is a party;

•	inability of Hanover or HCLP to comply with covenants in or defaults under, their debt agreements and the agreements related to their compression equipment lease obligations and the decreased financial flexibility associated with Hanover’s and HCLP’s substantial debt;

•	Hanover’s or HCLP’s future ability to refinance existing or incur additional indebtedness to fund Hanover’s and HCLP’s business;

•	increases in Hanover’s and HCLP’s senior indebtedness, and increases in any indebtedness and other liabilities of Hanover’s and HCLP’s respective subsidiaries, which in each such case are senior to the obligations of Hanover and HCLP under the guarantees;

•	adverse changes in Hanover’s or HCLP’s credit rating;

•	legislative changes in the various countries in which Hanover and/or HCLP do business;

•	the current or future value of the equipment may be less than the appraised value, and the proceeds realized upon the exercise of remedies may not be sufficient to satisfy in full amounts owing on the notes;

•	Hanover’s or HCLP’s inability to renew its short-term leases of equipment with its customers so as to fully recoup the cost of the equipment;

•	Hanover’s or HCLP’s inability to generate sufficient cash, access capital markets or to incur indebtedness to fund their business;

•	Losses incurred by Hanover and HCLP due to inherent risks associated with their operations, including equipment defects, malfunctions and failures and natural disasters;

•	War, social unrest, terrorist attacks, and/or the responses thereto;

•	Hanover’s and/or HCLP’s inability to successfully integrate acquired businesses;

•	Hanover’s and/or HCLP’s inability to execute their exit and sale strategy with respect to assets classified on their balance sheet as discontinued operations and held for sale;

•	Hanover’s and/or HCLP’s inability to properly implement their new enterprise resource planning systems used for integration of their accounting, operations and information systems;

•	Hanover’s and/or HCLP’s inability to reduce debt relative to their total capitalization;

•	Changes in federal bankruptcy or tax law, comparable state laws or accounting principles; and

•	Uncertainty with respect to the contingent note of Hanover as a result of the October 23, 2003 Stipulation and Agreement of Settlement with a principal amount of $6.7 million due with accrued interest on March 31, 2007 unless the note is extinguished (with no money owed under it) if Hanover’s common stock trades at or above the average price of $12.25 per share for 15 consecutive trading days at any time between March 31, 2004 and March 31, 2007.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Revenues

The Trust’s rental revenues decreased by $31,000 to $5,681,000 during the three months ended June 30, 2004 from $5,712,000 during the three months ended June 30, 2003. The decrease resulted primarily from a decrease in additional rents received from HCLP to reimburse the Trust for its operating expenses as required under the Lease.

The Trust’s rental revenue is based primarily on the interest accrued on the notes and the yield payable to the equity certificate holder. The interest rate on the notes is fixed at 8.75% and the amount of interest accrued was $5,469,000 for the three months ended June 30, 2004 and the three months ended June 30, 2003. The yield to the equity certificate holder was $186,000 for the three months ended June 30, 2004 and $187,000 for the three months ended June 30, 2003. The yield payable on the equity certificates will vary depending upon the certificate holder yield rate (9.5% as of June 30, 2004 and 9.6% as of June 30, 2003). Return on the equity certificates accrues at the Eurodollar rate or, in certain circumstances, the prime rate, plus a spread in each case of 8.375% per year.

In addition, the Trust received additional rents to reimburse it, as required under the Lease, for its operating expenses and for the costs of the securities registration. These additional rents amounted to $26,000 for the three months ended June 30, 2004 and $56,000 for the three months ended June 30, 2003.

Expenses

Interest expense for both the three months ended June 30, 2004 and the three months ended June 30, 2003 was $5,469,000.

Operating expenses decreased by $30,000 or approximately 54% to $26,000 during the three months ended June 30, 2004 from $56,000 during the three months ended June 30, 2003. The decrease resulted from reduced legal expenses.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Revenues

The Trust’s rental revenues decreased by $549,000 or approximately 5% to $11,362,000 during the six months ended June 30, 2004 from $11,911,000 during the six months ended June 30, 2003. The decrease resulted primarily from a decrease in additional rents received from HCLP to reimburse the Trust for penalty interest and a decrease in rents received from HCLP to reimburse the Trust for its operating expenses as required under the Lease.

The Trust’s rental revenue is based primarily on the interest accrued on the notes and the yield payable to the equity certificate holder. The interest rate on the notes is fixed at 8.75% and the amount of interest accrued was $10,938,000 for the six months ended June 30, 2004 and the six months ended June 30, 2003. The yield to the equity certificate holder was $371,000 for the six months ended June 30, 2004 and $374,000 for the six months ended June 30, 2003. The yield payable on the equity certificates will vary depending upon the certificate holder yield rate (9.5% as of June 30, 2004 and 9.6% as of June 30, 2003). Return on the equity certificates accrues at the Eurodollar rate or, in certain circumstances, the prime rate, plus a spread in each case of 8.375% per year.

In February 2003, the Trust completed a registered offering to exchange its registered 8.75% senior secured notes for all of its outstanding old notes. Because the exchange offer was not completed timely, the Trust received additional rent as reimbursement of penalty interest for the period January 28, 2002 through March 13, 2003. This rent was $501,000 for the six months ended March 31, 2003. On March 13, 2003, the exchange offer was completed and HCLP’s obligation to pay this penalty ended.

In addition, the Trust received additional rents to reimburse it, as required under the Lease, for its operating expenses and for the costs of the securities registration. These additional rents amounted to $53,000 for the six months ended June 30, 2004 and $99,000 for the six months ended June 30, 2003.

Expenses

Interest expense decreased by $500,000 or approximately 4% to $10,938,000 during the six months ended June 30, 2004 from $11,438,000 during the six months ended June 30, 2003. The decrease resulted from the decrease in penalty interest during the six months ended March 31, 2004 due to the completion of the exchange offer relating to the Notes on March 13, 2003.

Operating expenses decreased by $46,000 or approximately 46% to $53,000 during the six months ended June 30, 2004 from $99,000 during the six months ended June 30, 2003. The decrease resulted from reduced exchange offering expenses and lower legal expenses.

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

The Trust’s cash and cash equivalents balance at June 30, 2004 and December 31, 2003 was $0, respectively. Operating activities for the six months ended June 30, 2004 provided $374,000, which was used for the payment of the equity certificates yield due.

The Notes are obligations of the Trust and are collateralized by all of the equipment, rents and supplemental rents covered by the Lease. In addition, the Trust’s obligations under the Notes are jointly and severally guaranteed, unconditionally and on a senior subordinated basis, by Hanover, the ultimate parent company of HCLP, and HCLP for an amount up to 70.0% of the aggregate principal balance of Notes outstanding, which is equal to the final rent payment under the Lease. If there is an event of default under the Lease, Hanover and HCLP guarantee, jointly and severally, on a senior subordinated basis, all of the Trust’s obligations under the Notes. Hanover unconditionally guarantees on a senior subordinated basis all of HCLP’s obligations under the Lease. The obligations of HCLP under the Lease are subordinated in right of payment to all existing and future senior indebtedness of HCLP. The obligations of Hanover and HCLP under the guarantee are subordinated in right of payment to all existing and future senior indebtedness of such guarantor. Each guarantee ranks equally in right of payment with all senior subordinated debt and senior to all subordinated debt of such guarantor. The estimated fair market value of the Notes was approximately $268 million and $265 million at June 30, 2004 and December 31, 2003, respectively.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

ITEM 4. Controls and Procedures

The Trustee has carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of the end of the second quarter. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Trust in the reports it files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Trust’s disclosure controls and procedures are effective to ensure that information is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure. The Trustee, in making these determinations, has relied to the extent reasonable on information provided by Hanover and HCLP. In connection with the evaluation, no changes in the Trust’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Date: August 13, 2004

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