Form 10-K
period 2004-12-31
HANOVER EQUIPMENT TRUST 2001B
filed 2005-03-30
CIK 1163673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     As of June 30, 2004, no common equity securities of Hanover Equipment Trust 2001B (the “Registrant”) were held by non-affiliates of the Registrant. The Registrant is a special purpose Delaware business trust and its sole equity certificate holder is General Electric Capital Corporation.

Documents Incorporated by Reference: NONE

Part I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          This report contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report are forward-looking statements. These forward-looking statements can generally be identified as such because of the context of the statement or because the statement will include words such as “believes,” “anticipates,” “expects,” “estimates,” or words of similar import, although some forward-looking statements are expressed differently. Statements that describe future plans, objectives or goals of Hanover Equipment Trust 2001B (the “Registrant,” “Trust,” “we,” “us” or “our”) are also forward looking statements. You should consider these statements carefully because they describe our expectations and beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or state other “forward-looking” information based on currently available information. These forward-looking statements are subject to certain risks and uncertainties applicable to the Trust. These forward–looking statements are also subject to certain risks and uncertainties applicable to Hanover Compression Limited Partnership (“HCLP”), to which we lease all of the equipment owned by the Trust, and Hanover Compressor Company (“Hanover”), the ultimate parent company of HCLP to which (along with HCLP) we look for all of the Trust’s revenue. All of these risks and uncertainties could cause actual results to differ materially from those anticipated as of the date of this report. The risks and uncertainties related to Hanover’s and HCLP’s businesses, as may be described in more detail in Hanover’s Annual Report on Form 10-K for the year ended December 31, 2004, and HCLP’s Annual Report on Form 10-K for the year ended December 31, 2004, and in subsequent filings by Hanover and HCLP with the SEC, could cause our actual results to differ from those described in, or otherwise projected or implied by, the forward-looking statements set forth herein. The risks and uncertainties include:

•	competition among the various providers of contract compression services;

•	reduced profit margins or the loss of market share resulting from competition, including pricing pressure in Hanover’s and HCLP’s businesses;

•	the introduction of competing technologies by other companies;

•	the inability to meet the new or modified covenants of HCLP’s the new bank credit facility;

•	a prolonged substantial reduction in oil and natural gas prices, which would cause a decline in the demand for HCLP’s compression and oil and natural gas production equipment;

•	governmental safety, health and environmental regulations which could require Hanover and HCLP to make significant expenditures;

•	currency fluctuations and changes in interest rates;

•	changes in economic or political conditions in the countries in which Hanover and HCLP do business, including civil uprisings, riots, terrorism, the taking of property without fair compensation and legislative changes;

•	adverse results in litigation or regulatory proceedings to which Hanover and/or HCLP is a party;

•	inability of Hanover or HCLP to comply with covenants in or defaults under, their debt agreements and the agreements related to their compression equipment lease obligations and the decreased financial flexibility associated with Hanover’s and HCLP’s substantial debt;

•	Hanover’s or HCLP’s future ability to refinance existing or incurring additional indebtedness to fund Hanover’s and HCLP’s business;

•	increases in Hanover’s and HCLP’s senior indebtedness, and increases in any indebtedness and other liabilities of Hanover’s and HCLP’s respective subsidiaries, which in each such case are senior to the obligations of Hanover and HCLP under the guarantees;

•	adverse changes in Hanover’s credit rating;

•	the current or future value of the equipment may be less than the appraised value, and the proceeds realized upon the exercise of remedies may not be sufficient to satisfy in full amounts owing on the notes;

•	Hanover’s or HCLP’s inability to renew its short-term leases of equipment with its customers so as to fully recoup the cost of the equipment;

•	Hanover’s or HCLP’s inability to implement international expansion, generate sufficient cash, access capital markets or to refinance existing or incur additional indebtedness to fund their business;

•	losses incurred by Hanover and HCLP due to inherent risks associated with their operations, including equipment defects, malfunctions and failures and natural disasters;

•	war, social unrest, terrorist attacks, and/or the responses thereto;

•	Hanover’s and/or HCLP’s inability to successfully integrate acquired businesses;

•	Hanover’s and/or HCLP’s inability to execute their exit and sale strategy with respect to assets classified on their balance sheet as discontinued operations and held for sale;

•	Hanover’s and/or HCLP’s inability to properly implement new enterprise resource planning systems used for integration of their accounting, operations and information systems;

•	Hanover’s and/or HCLP’s inability to reduce debt relative to their total capitalization; and

•	changes in federal bankruptcy or tax laws, comparable state laws or accounting principles.

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

     The Trust conducts its business pursuant to the terms of its trust agreement. The Trust exists for the exclusive purposes of:

•	issuing the old notes and the new notes;

•	issuing the equity certificates to the equity certificate holder;

•	investing the gross proceeds of the old notes and the equity certificates in the leased equipment;

•	entering into the Lease, a participation agreement and other ancillary agreements relating to the financing of the leased equipment (collectively, the “Operative Agreements”);

•	distributing payments received under the Lease to the holders of the old notes or the new notes, as the case may be, and the equity certificates; and

•	engaging in only those other activities necessary or incidental to such purposes.

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

Obligation	Amount Due	Date Due
8.75% Senior Secured
Notes due 2011	$10,937,500	Each March 1 and September 1 to maturity

Equity Certificate	Accrued return on approximately $7.8 million, based on the floating certificate holder yield rate of the Eurodollar rate or the prime rate, plus a spread in each case of 8.375% (1)	March 1, June 1, September 1 and December 1 to maturity

(1)	As of December 31, 2004, based upon the certificate holder yield rate of 10.6%, the Trust would make payments to the equity certificate holder of approximately $207,000 per quarter.

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

     In addition to such wellhead and gas field gathering activities, natural gas compressors are used in a number of other applications, most of which are intended to enhance the productivity of oil and gas wells, gas transportation lines and processing plants. Compressors are used to increase the efficiency of a low capacity gas field by providing a central compression point from which the gas can be removed and injected into a pipeline for transmission to facilities for further processing. As gas is transported through a pipeline, compression equipment is applied to allow the gas to continue to flow in the pipeline to its destination. Additionally, compressors are used to re-inject associated gas to lift liquid hydrocarbons and thereby increase the rate of crude oil production from oil and gas wells. Furthermore, compression enables gas to be stored in underground storage reservoirs for subsequent extraction during periods of peak demand. Finally, compressors are often used in combination with oil and gas production and processing equipment to process and refine oil and gas into higher value added and more marketable energy sources, as well as used in connection with compressed natural gas vehicle fueling facilities providing an alternative to gasoline.

     Changing well and pipeline pressures and conditions over the life of a well often require producers to reconfigure or change their compressor units to optimize the well production or pipeline efficiency. Due to the technical nature of the equipment, a dedicated local parts inventory, a diversified fleet of natural gas compressors and a highly trained staff of field service personnel are necessary to perform such functions in the most economic manner. These requirements, however, have typically proven to be an extremely inefficient use of capital and manpower for independent oil and natural gas producers and have caused producers, as well as oil and natural gas transporters and processors, to increasingly outsource their non-core compression activities to specialists such as HCLP.

     The advent of rental and contract compression over forty years ago made it possible for oil and natural gas producers, natural gas transporters and processors to improve the efficiency and financial performance of their operations. HCLP believes compressors leased from specialists generally have a higher rate of mechanical reliability and typically generate greater productivity than those owned by oil and gas operators. Furthermore, because compression needs of a well change over time, outsourcing of compression equipment enables an oil and gas producer to better match variable compression requirements to the production needs throughout the life of the well. Also, HCLP believes certain large U.S. oil and natural gas companies are seeking to streamline their operations and reduce their capital expenditures and other costs. To this end, they have sold certain U.S. energy reserves to independent energy producers and are outsourcing facets of their operations.

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

Our Equipment

     The Trust’s compression equipment includes approximately 938 units representing approximately 498,000 of horsepower.

Customers

     In the fiscal years ended December 31, 2004, 2003 and 2002, our single customer, HCLP, accounted for 100% of our total rental revenues. HCLP’s customer base consists of U.S. and international companies engaged in all aspects of the oil and gas industry, including major integrated oil and gas companies, large and small independent producers, natural gas processors, gatherers and pipelines.

Environmental and Other Regulations

     Under the operating lease, HCLP indemnifies the Trust for all losses or liabilities it may suffer as a result of the failure to comply with applicable environmental laws, including requirements pertaining to necessary permits such as air permits. The Trust has no environmental losses or liabilities as of December 31, 2004.

Employees and Labor Relations

     As of December 31, 2004, the Trust had no employees, officers or directors.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

NONE

PART II

ITEM 5. Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     There is currently no established market for the equity certificate. Hanover Equipment Trust 2001B is a trust with one equity certificate holder. We pay a return to our equity certificate holder each quarter as described under “Business”.

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

ITEM 6. Selected Financial Data

SELECTED HISTORICAL FINANCIAL DATA OF HANOVER EQUIPMENT TRUST 2001B

     In the table below, we have provided you with selected historical financial data for the Trust. The historical financial data was derived from the Trust’s audited financial statements as of and for the years ended December 31, 2004, 2003 and 2002 and as of December 31, 2001 and for the period from August 16, 2001 (inception) to December 31, 2001. The Trust was organized under the laws of the State of Delaware and commenced business on August 16, 2001 solely for the purpose of (1) issuing the old notes and the new notes, (2) executing, delivering and performing the Operative Agreements to which it is a party and (3) using the proceeds from the issuance of the old notes and the other financing transactions to purchase the leased equipment.

     The information in this section should be read along with the Trust’s financial statements, accompanying notes and other financial information included elsewhere in this report (in thousands).

				For the
				Period From
				August 16, 2001
				(Inception)
	Year Ended December 31,			to December 31,
	2004	2003	2002	2001
Rental revenue	$22,766	$23,226	$25,603	$7,911
Interest expense on rental equipment	21,875	22,307	24,186	7,352
Excess rental revenue over interest expense on rental equipment	891	919	1,417	559
Operating expense	119	165	623	269
Net income	$772	$754	$794	$290

Balance Sheet Data (End of Period):
Rental equipment	$257,750	$257,750	$257,750	$257,750
Total assets	265,171	265,147	266,346	265,602
8.75% senior secured notes due 2011	250,000	250,000	250,000	250,000
Certificate holder’s equity	7,750	7,750	7,750	7,750

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

General

     The Trust was formed in August 2001 for the purpose of purchasing natural gas compression equipment and leasing that equipment to HCLP under the Lease. The Trust funded the equipment purchase through the issuance of its 8.75% senior secured notes due 2011 and an equity investment from the equity certificate holder.

     In August 2001, the Trust purchased approximately $258 million of gas compression equipment to be leased to HCLP in connection with the Lease. The Trust issued $250 million of 8.75% senior secured notes and raised $7.8 million in equity from the Trust’s equity certificate holder to finance the purchase of the gas compression equipment.

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

Revenue Recognition

     Revenue from compression equipment rentals is recorded when earned over the period of the ten-year operating lease that began on August 30, 2001. Rental revenues are based on the current rental rates and estimated supplemental rent payable by HCLP under the Lease. (See Note 4 to the Financial Statements.)

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Revenues

     The Trust’s rental revenues decreased by $460,000, or approximately 2%, to $22,766,000 during the year ended December 31, 2004 from $23,226,000 during the year ended December 31, 2003. The decrease resulted primarily from a decrease in additional rents received from HCLP to reimburse the Trust for penalty interest and a decrease in rents received from HCLP to reimburse the Trust for its operating expenses as required under the Lease.

     The Trust’s rental revenue is based primarily on the interest accrued on the Notes and the yield payable to the equity certificate holder. The interest rate on the Notes is fixed at 8.75% and the amount of interest accrued was $21,875,000 for the years ended December 31, 2004 and 2003. The yield to the equity certificate holder was $772,000 for the year ended December 31, 2004 and $754,000 for the year ended December 31, 2003. The yield payable on the equity certificates will vary depending upon the certificate holder yield rate (10.6% as of December 31, 2004 and 9.5% as of December 31, 2003). The certificate holder yield rate is calculated using the Eurodollar rate or, in certain circumstances, the prime rate, plus a spread in each case of 8.375% per year.

     In February 2003, the Trust completed a registered offering to exchange its registered 8.75% senior secured notes for all of its outstanding old notes. Because the exchange offer was not completed timely, the Trust received additional rent as reimbursement of penalty interest for the period January 28, 2002 through March 13, 2003. This rent was $432,000 for the year ended December 31, 2003. On March 13, 2003, the exchange offer was completed and HCLP’s obligation to pay this penalty interest ceased.

     In addition, the Trust received additional rents to reimburse it, as required under the Lease, for its operating expenses and for the costs of the securities registration. These additional rents amounted to $119,000 for the year ended December 31, 2004 and $165,000 for the year ended December 31, 2003.

Expenses

     Interest expense decreased by $432,000, or approximately 2%, to $21,875,000 during the year ended December 31, 2004 from $22,307,000 during the year ended December 31, 2003. The decrease resulted from the decrease in penalty interest during the year ended December 31, 2003, due to the completion of the exchange offer relating to the Notes on March 13, 2003.

     Operating expenses decreased by $46,000, or approximately 28%, to $119,000 during the year ended December 31, 2004 from $165,000 during the year ended December 31, 2003. The decrease resulted from reduced exchange offering expenses as a result of the completion of the exchange offer relating to the Notes on March 13, 2003.

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

     The Trust’s rental revenue is based primarily on the interest accrued on the Notes and the yield payable to the equity certificate holder. The interest rate on the Notes is fixed at 8.75% and the amount of interest accrued was $21,875,000 for the years ended December 31, 2003 and 2002. The yield to the equity certificate holder was $754,000 for the year ended December 31, 2003 and $794,000 for the year ended December 31, 2002. The yield payable on the equity certificates will vary depending upon the certificate holder yield rate (9.5% as of December 31, 2003 and 9.7% as of December 31, 2002). The certificate holder yield rate is calculated using the Eurodollar rate or, in certain circumstances, the prime rate, plus a spread in each case of 8.375% per year.

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

     The Trust’s cash and cash equivalents balance at December 31, 2004 and 2003 was $0. Operating activities for the year ended December 31, 2004 provided $765,000 of cash, which was used for the payment of the yield due on the equity certificates.

     The Notes are obligations of the Trust and are collateralized by all of the equipment, rents and supplemental rents covered by the Lease. In addition, the Trust’s obligations under the Notes are jointly and severally guaranteed, unconditionally and on a senior subordinated basis, by Hanover, the ultimate parent company of HCLP, and HCLP for an amount up to 70.0% of the aggregate principal balance of Notes outstanding, which is equal to the final rent payment under the Lease. If there is an event of default under the Lease, Hanover and HCLP guarantee, jointly and severally, on a senior subordinated basis, all of the Trust’s obligations under the Notes. Hanover unconditionally guarantees on a senior subordinated basis all of HCLP’s obligations under the Lease. The obligations of HCLP under the Lease are subordinated in right of payment to all existing and future senior indebtedness of HCLP. The obligations of Hanover and

HCLP under the guarantee are subordinated in right of payment to all existing and future senior indebtedness of such guarantor. Each guarantee ranks equally in right of payment with all senior subordinated debt and senior to all subordinated debt of such guarantor. The estimated fair market value of the Notes was approximately $271 million and $265 million at December 31, 2004 and 2003, respectively.

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

	Total	2005	2006-2007	2008-2009	Thereafter
Cash Contractual Obligations:
			(In thousands)
2001B equipment lease notes, due 2011	$250,000	$—	$—	$—	$250,000

Interest on long-term debt	152,134	22,820	45,640	45,640	38,034

Total contractual cash obligations	$402,134	$22,820	$45,640	$45,640	$288,034

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FIN 46. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved by means other than through voting rights and the determination of when and which business enterprise should consolidate the variable interest entity (“VIE”) in its financial statements. FIN 46 applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As revised, FIN 46 was effective immediately for VIE’s created after January 31, 2003. For special-

purposes entities created prior to February 1, 2003, FIN 46 was effective at the first interim or annual reporting period ending after December 15, 2003, or December 31, 2003 for us. For entities, other than special purpose entities, created prior to February 1, 2003, FIN 46 was effective for us as of March 31, 2004. In addition, FIN 46 allows companies to elect to adopt early the provisions of FIN 46 for some, but not all, of the variable interest entities they own. The adoption of FIN 46 did not have a material effect on the Trust’s financial statements.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  NONE

ITEM 9A. Controls and Procedures

     The Trustee has carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of the end of the fiscal year ended December 31, 2004. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Trust in the reports it files or submits under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Trust’s disclosure controls and procedures are effective to ensure that information is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure. The Trustee, in making these determinations, has relied to the extent reasonable on information provided by Hanover and HCLP. No changes in the Trust’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

ITEM 9B. Other Information

  NONE

PART III

ITEM 10. Directors and Executive Officers of Hanover Equipment Trust 2001B

Hanover Equipment Trust 2001B is a Delaware special purpose business trust formed in August 2001 and is governed by the terms of its Trust Agreement and managed by its Trustee, Wilmington Trust Company. As such, there are no directors, executive officers or employees of the Trust. The Trust has not adopted a code of ethics that applies to officers because it has no such officers.

ITEM 11. Executive Compensation

   Hanover Equipment Trust 2001B is a business trust, has no employees and is managed by its Trustee, Wilmington Trust Company. The Trustee receives an annual fee of $25,000 for its services as such.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The sole equity certificate holder of Hanover Equipment Trust 2001B is General Electric Capital Corporation (“GE Capital”).

     The Trust does not maintain any equity-based compensation plans.

ITEM 13. Certain Relationships and Related Transactions

     NONE

ITEM 14. Principal Accounting Fees and Services

        The aggregate fees PricewaterhouseCoopers LLP billed for professional services in 2004 and 2003 were:

Type of Fees	2004	2003
	(dollars in thousands)
Audit Fees	$27	$25
Audit-Related Services	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$27	$25

   Audit Fees are fees billed by PricewaterhouseCoopers LLP for professional services for the audit of the Trust’s financial statements included in this Annual Report on Form 10-K and review of the Trust’s financial statements included in Quarterly Reports on Form 10-Q. The Trustee approved all services provided to the Trust by PricewaterhouseCoopers LLP. The Trustee has no pre-approval policy. The Trust does not have an audit committee.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

   1. Financial Statements

•	Report of Independent Registered Public Accounting Firm	F-1
•	Balance Sheet	F-2
•	Statement of Operations	F-3
•	Statement of Cash Flows	F-4
•	Statement of Certificate Holder’s Equity	F-5
•	Notes to Financial Statements	F-6

   2. Financial Statement Schedules

   All schedules have been omitted because they are not required under the relevant instructions.

   3. Exhibits:

Exhibit
Number	Description
3.1	Certificate of Trust of Hanover Equipment Trust 2001B (incorporated by reference to Exhibit 3.1 to the Trust’s Form S-4, filed with the Commission on December 21, 2001).

3.2	Amended and Restated Trust Agreement of Hanover Equipment Trust 2001B, dated as of August 30, 2001, between General Electric Capital Corporation, as Certificate Holder, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 3.2 to the Trust’s Form S-4 filed with the Commission on December 21, 2001).

4.1	Indenture, dated as of August 30, 2001, between Hanover Equipment Trust 2001B, the Hanover Guarantors parties thereto, and Wilmington Trust FSB, as Trustee and Collateral Agent, with respect to the 8.75% Senior Secured Notes due 2011 (incorporated by reference to Exhibit 10.69 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

4.2	Exchange and Registration Rights Agreement with respect to the 8.75% Senior Secured Notes due 2011, dated as of August 30, 2001, among Hanover Equipment Trust 2001B, Hanover Compressor Company, certain Guarantors party thereto, Goldman, Sachs & Co., J.P. Morgan Securities Inc., Salomon Smith Barney, Inc. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 4.2 to the Trust’s Form S-4 filed with the Commission on December 21, 2001).

4.3	Participation Agreement, dated as of August 31, 2001, among Hanover Compression Limited Partnership, as Lessee, Hanover Equipment Trust 2001B, as Lessor, General Electric Capital Corporation, as Certificate Holders, certain Guarantors party thereto, Wilmington Trust FSB, as Indenture Trustee, Collateral Agent under the Indenture, and in its individual capacity, only to the extent expressly set forth therein, and Wilmington Trust Company, in its individual capacity, only to the extent expressly set forth therein (incorporated by reference to Exhibit 10.66 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

4.4	Annex A to Participation Agreement and other Operative Agreements, containing certain Rules of Usage and Definitions (incorporated by reference to Exhibit 4.4 to the Trust’s Form S-4 filed with the Commission on December 21, 2001).

Exhibit
Number	Description
4.5	Lease, dated as of August 31, 2001, between Hanover Equipment Trust 2001B, as Lessor, and Hanover Compression Limited Partnership, as Lessee (incorporated by reference to Exhibit 10.64 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

4.6	Guarantee, dated as of August 31, 2001, made by Hanover Compression Limited Partnership, Hanover Compressor Company, certain Guarantors party thereto, and certain Beneficiaries party thereto (incorporated by reference to Exhibit 10.65 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

4.7	Security Agreement, dated as of August 31, 2001, made by Hanover Equipment Trust 2001B in favor of Wilmington Trust FSB, as Collateral Agent (incorporated by reference to Exhibit 10.67 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

4.8	Assignment of Lease, Rents and Guarantee, dated as of August 31, 2001, from Hanover Equipment Trust 2001B to Wilmington Trust FSB, as Collateral Agent (incorporated by reference to Exhibit 10.68 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

4.9	Instrument of Resignation of Trustee, Appointment and Acceptance of Successor Trustee dated as of September 29, 2004, incorporated by reference to Exhibit 4.9 to Hanover Equipment Trust 2001B’s Current Report on Form 8-K filed with the SEC on October 4, 2004.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002**

*	Filed herewith

**	Furnished herewith

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT

The Registrant has not sent to security holders any annual report covering the Registrant’s last fiscal year or any proxy statements, form of proxy or other proxy soliciting material with respect to any annual or special meeting of security holders.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hanover Equipment Trust 2001B
By: Wilmington Trust Company, not in its
individual capacity but solely as Trustee
for the Hanover Equipment Trust 2001B

/s/ DAVID A. VANASKEY, JR.

Name:	David A. Vanaskey, Jr.
Title:	Vice President

Date: March 30, 2005

Note: Because the Registrant is a trust without officers, directors or employees, only the signature of an officer of the trustee of the registrant is available and has been provided above.

Report of Independent Registered Public Accounting Firm

To Management and the Equity Certificate Holder of
Hanover Equipment Trust 2001B:

     In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) on page 17 present fairly, in all material respects, the financial position of Hanover Equipment Trust 2001B at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Houston, Texas
March 30, 2005

HANOVER EQUIPMENT TRUST 2001B

BALANCE SHEET

(in thousands)

	December 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable—rents	7,421	7,397
Total current assets	7,421	7,397
Rental equipment	257,750	257,750
Total assets	$265,171	$265,147

LIABILITIES AND CERTIFICATE HOLDER’S EQUITY
Current liabilities:
Accrued liabilities	$58	$42
Interest payable	7,292	7,291
Equity certificate yield payable	71	64
Total current liabilities	7,421	7,397
Notes payable	250,000	250,000
Total liabilities	257,421	257,397
Commitments and contingencies (Note 5)
Certificate holder’s equity:
Equity certificates	7,750	7,750
Trust earnings	—	—

Certificate holder’s equity	7,750	7,750
Total liabilities and certificate holder’s equity	$265,171	$265,147

The accompanying notes are an integral part of these financial statements.

HANOVER EQUIPMENT TRUST 2001B

STATEMENT OF OPERATIONS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Rental revenue	$22,766	$23,226	$25,603
Interest expense on rental equipment	21,875	22,307	24,186

Excess rental revenue over interest expense on rental equipment	891	919	1,417
Operating expense	119	165	623

Net income	$772	$754	$794

The accompanying notes are an integral part of these financial statements.

HANOVER EQUIPMENT TRUST 2001B

STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$772	$754	$794
Changes in assets and liabilities
Accounts receivable—rents	(24)	1,199	(744)
Interest payable	1	(885)	824
Accrued liabilities	16	(115)	(53)

Net cash provided by operating activities	765	953	821

Cash flows from investing activities:
Purchase of rental equipment	—	—	—

Net cash used in investing activities	—	—	—

Cash flows from financing activities:
Equity certificates yield paid	(765)	(953)	(821)

Net cash used in financing activities	(765)	(953)	(821)

Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

Supplemental disclosure of cash flow information:
Interest paid	$21,874	$23,192	$23,362

The accompanying notes are an integral part of these financial statements.

HANOVER EQUIPMENT TRUST 2001B

STATEMENT OF CERTIFICATE HOLDER’S EQUITY

(in thousands)

Equity certificates:
Balance at inception	$—
Issuance of equity certificates	7,750

Balance at December 31, 2004 and 2003	$7,750

Balance at December 31, 2001	$—
Net income	794
Equity certificates yield	(794)

Balance at December 31, 2002	—
Net income	754
Equity certificates yield	(754)

Balance at December 31, 2003	—
Net income	772
Equity certificates yield	(772)

Balance at December 31, 2004	$—

The accompanying notes are an integral part of these financial statements.

HANOVER EQUIPMENT TRUST 2001B

NOTES TO FINANCIAL STATEMENTS

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

Revenue Recognition

     Revenue from compression equipment rentals is recorded when earned over the period of the seven-year Lease that began on August 30, 2001. Rental revenues are based on the current rental rates and estimated supplemental rent payable by HCLP under the Lease. (See Note 4.)

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

     Notes payable at December 31, 2004 and 2003 consisted of the following (in thousands):

Senior Secured Notes—fixed rate of 8.75% due September 1, 2011, interest payable semi-annually on March 1 and September 1	$250,000

     The Notes are obligations of the Trust and are collateralized by all of the equipment, rents and supplemental rents covered by the Lease. In addition, the Trust’s obligations under the Notes are jointly and severally guaranteed, unconditionally and on a senior subordinated basis, by Hanover Compressor Company (“Hanover”), the ultimate parent company of HCLP, and HCLP for an amount up to 70.0% of the aggregate principal balance of Notes outstanding, which is equal to the final rent payment under the Lease. If there is an event of default under the Lease, Hanover and HCLP guarantee, jointly and severally, on a senior subordinated basis, all of the Trust’s obligations under the Notes. Hanover unconditionally guarantees on a senior subordinated basis all of HCLP’s obligations under the Lease. The obligations of HCLP under the Lease are subordinated in right of payment to all existing and future senior indebtedness of HCLP. The obligations of Hanover and HCLP under the guarantee are subordinated in right of payment to all existing and future senior indebtedness of such guarantor. Each guarantee ranks equally in right of payment with all senior subordinated debt and senior to all subordinated debt of such guarantor. The estimated fair market value of the Notes was approximately $271 million and $265 million at December 31, 2004 and 2003, respectively.

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

     In February 2003, the Trust completed a registered offering pursuant to a registration statement on Form S-4 to exchange its 8.75% senior secured notes due 2011 for all of its outstanding old notes. The terms of the new notes are identical to the terms of the old notes except that the new notes are freely transferable under the Securities Act and do not have any exchange or registration rights. Because the exchange offer was not completed within the specified time frame, the Trust received additional rent in the amount of approximately $48,000 per week and was required to pay this amount as additional interest to the holders of the Notes. The additional rental income and interest expense began accruing on January 28, 2002 and ended on March 13, 2003 when the exchange offer was completed. For the years ended December 31, 2003 and 2002, the Trust recognized approximately $432,000 and $2,311,000, respectively, in additional rental income and interest expense.

3. Equity Certificates

     The Trust raised approximately $7.75 million from equity certificates issued during the period from August 16, 2001 (inception) through December 31, 2001. The Trust’s equity certificates were issued to General Electric Capital Corporation (“GE Capital”). The original certificate holder assigned its interest to GE Capital and was repaid its capital contribution of $1 in August 2001. The equity certificate holder may receive a return of capital payments for its equity investment in the Trust after full payment of the Notes. The Trust will make a quarterly payment (on the first day of March, June, September, and December; the first payment was made on March 1, 2002) to equity certificate holders equal to the certificate holder yield rate (10.6% and 9.5% as of December 31, 2004 and 2003, respectively) multiplied by the aggregate outstanding certificate holder contributions. As of December 31, 2004 and 2003, approximately $71,000 and $64,000, respectively, was payable to the certificate holder. Equity certificate capital repayment may be made using proceeds from sale of equipment to HCLP or, on the expiration date or earlier termination of the Lease, from the proceeds from the final rent payment and the sale of equipment. (See Note 4.)

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

     The minimum rental payments to be received by the Trust under the Lease are estimated using interest rates and rental equipment balances applicable as of December 31, 2004, as follows (in thousands):

Period ending December 31:
2005	$22,820
2006	22,820
2007	22,820
2008	22,820
2009	22,820
Thereafter	38,034

$152,134

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

HANOVER EQUIPMENT TRUST 2001B

SELECTED QUARTERLY UNAUDITED FINANCIAL DATA

The table below sets forth selected unaudited financial information for each quarter of the two years:

	1st	2nd	3rd	4th
	quarter	quarter	quarter	quarter
	(in thousands)
2004:
Rental revenue	$5,681	$5,681	$5,702	$5,702
Gross profit	212	212	234	233
Net income	185	186	196	205
2003:
Rental revenue	$6,199	$5,712	$5,631	$5,684
Gross profit	230	243	231	215
Net income	187	187	192	188

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Certificate of Trust of Hanover Equipment Trust 2001B (incorporated by reference to Exhibit 3.1 to the Trust’s Form S-4, filed with the Commission on December 21, 2001).

3.2	Amended and Restated Trust Agreement of Hanover Equipment Trust 2001B, dated as of August 30, 2001, between General Electric Capital Corporation, as Certificate Holder, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 3.2 to the Trust’s Form S-4 filed with the Commission on December 21, 2001).

4.1	Indenture, dated as of August 30, 2001, between Hanover Equipment Trust 2001B, the Hanover Guarantors parties thereto, and Wilmington Trust FSB, as Trustee and Collateral Agent, with respect to the 8.75% Senior Secured Notes due 2011 (incorporated by reference to Exhibit 10.69 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

4.2	Exchange and Registration Rights Agreement with respect to the 8.75% Senior Secured Notes due 2011, dated as of August 30, 2001, among Hanover Equipment Trust 2001B, Hanover Compressor Company, certain Guarantors party thereto, Goldman, Sachs & Co., J.P. Morgan Securities Inc., Salomon Smith Barney, Inc. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 4.2 to the Trust’s Form S-4 filed with the Commission on December 21, 2001).

4.3	Participation Agreement, dated as of August 31, 2001, among Hanover Compression Limited Partnership, as Lessee, Hanover Equipment Trust 2001B, as Lessor, General Electric Capital Corporation, as Certificate Holders, certain Guarantors party thereto, Wilmington Trust FSB, as Indenture Trustee, Collateral Agent under the Indenture, and in its individual capacity, only to the extent expressly set forth therein, and Wilmington Trust Company, in its individual capacity, only to the extent expressly set forth therein (incorporated by reference to Exhibit 10.66 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

4.4	Annex A to Participation Agreement and other Operative Agreements, containing certain Rules of Usage and Definitions (incorporated by reference to Exhibit 4.4 to the Trust’s Form S-4 filed with the Commission on December 21, 2001).

4.5	Lease, dated as of August 31, 2001, between Hanover Equipment Trust 2001B, as Lessor, and Hanover Compression Limited Partnership, as Lessee (incorporated by reference to Exhibit 10.64 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

4.6	Guarantee, dated as of August 31, 2001, made by Hanover Compression Limited Partnership, Hanover Compressor Company, certain Guarantors party thereto, and certain Beneficiaries party thereto (incorporated by reference to Exhibit 10.65 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

4.7	Security Agreement, dated as of August 31, 2001, made by Hanover Equipment Trust 2001B in favor of Wilmington Trust FSB, as Collateral Agent (incorporated by reference to Exhibit 10.67 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on

Exhibit
Number	Description
November 15, 2001).

4.8	Assignment of Lease, Rents and Guarantee, dated as of August 31, 2001, from Hanover Equipment Trust 2001B to Wilmington Trust FSB, as Collateral Agent (incorporated by reference to Exhibit 10.68 to Quarterly Report of Hanover Compressor Company on Form 10-Q, filed with the Commission on November 15, 2001).

4.9	Instrument of Resignation of Trustee, Appointment and Acceptance of Successor Trustee dated as of September 29, 2004, incorporated by reference to Exhibit 4.9 to Hanover Equipment Trust 2001B’s Current Report on Form 8-K filed with the SEC on October 4, 2004.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

     * Filed herewith

     **Furnished herewith