Form 10-Q
period 2005-03-31
HANOVER EQUIPMENT TRUST 2001B
filed 2005-05-13
CIK 1163673

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File No. 333-75818

Hanover Equipment Trust 2001B

(Exact name of registrant as specified in its charter)

Delaware	51-6523442
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

c/o Wilmington Trust Company
Rodney Square North
1100 North Market Street
Wilmington, Delaware	19890
(Address of Principal Executive Offices)	(Zip Code)

(302) 651-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

As of April 30, 2005, no common equity securities of Hanover Equipment Trust 2001B (the “Registrant”) were held by non-affiliates of the Registrant. The Registrant is a special purpose Delaware business trust and its sole equity certificate holder is General Electric Capital Corporation.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

HANOVER EQUIPMENT TRUST 2001B

BALANCE SHEET
(in thousands)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable — rents	1,976	7,421

Total current assets	1,976	7,421
Rental equipment	257,750	257,750

Total assets	$259,726	$265,171

LIABILITIES AND CERTIFICATE HOLDER’S EQUITY
Current liabilities:
Accrued liabilities	$79	$58
Interest payable	1,823	7,292
Equity certificate yield payable	74	71

Total current liabilities	1,976	7,421
Notes payable.	250,000	250,000

Total liabilities	251,976	257,421

Commitments and contingencies (Note 3)
Certificate holder’s equity:
Equity certificates	7,750	7,750
Trust earnings (deficit)	—	—

Certificate holder’s equity	7,750	7,750

Total liabilities and certificate holder’s equity	$259,726	$265,171

The accompanying notes are an integral part of these condensed financial statements.

HANOVER EQUIPMENT TRUST 2001B

STATEMENT OF INCOME

(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2005	2004
Rental revenue	$5,712	$5,681
Interest expense on rental equipment	5,469	5,469

Excess rental revenue over interest expense on rental equipment	243	212
Operating expense	31	27

Net income	$212	$185

The accompanying notes are an integral part of these condensed financial statements.

HANOVER EQUIPMENT TRUST 2001B

STATEMENT OF CASH FLOWS

(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$212	$185
Changes in assets and liabilities
Accounts receivable — rents	5,446	5,442
Interest payable	(5,469)	(5,468)
Accrued liabilities	20	27

Net cash provided by operating activities	209	186

Cash flows from investing activities:

Net cash used in investing activities	—	—

Cash flows from financing activities
Equity certificates yield paid	(209)	(186)

Net cash used in financing activities	(209)	(186)

Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

Supplemental disclosure of cash flow information:
Interest paid	$10,938	$10,937

The accompanying notes are an integral part of these condensed financial statements.

HANOVER EQUIPMENT TRUST 2001B

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Hanover Equipment Trust 2001B (the “Registrant”, “Trust”, “we”, “us” or “our”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America are not required in these interim financial statements and have been condensed or omitted. It is the opinion of Wilmington Trust Company, not in its individual capacity but solely as the trustee of the Trust (the “Trustee”), that the information furnished includes all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations, and cash flows of the Trust for the periods indicated. The financial statement information included herein should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Financial Report on Form 10-K for the year ended December 31, 2004. These interim results are not necessarily indicative of results for a full year.

Business

The Trust is a Delaware special purpose business trust which was formed in August 2001. The Trust was formed solely to: (1) issue the 8.75% senior secured notes due 2011 (the “Notes”) (see Note 2), (2) execute, deliver and perform the operating agreements to which it is a party, and (3) use the proceeds of the Notes and the related equity certificates to purchase approximately $257.8 million of natural gas compression equipment from Hanover Compression Limited Partnership (“HCLP”) and certain of its subsidiaries. The equity funding, issuance of the Notes and equipment purchase occurred on August 30, 2001. The Trust leased its natural gas compression equipment back to HCLP under a ten-year operating lease (the “Lease”). In addition to rental payments, HCLP is obligated to pay supplemental rent, costs, taxes, indemnities, and other amounts owing under the operating lease. In addition, HCLP paid the underwriting, legal, accounting and other costs of the aforementioned transactions for the Trust. The assets and source of revenue available to repay the notes and satisfy the claims of holders of the notes are limited, as the Trust has no assets other than its interests in the equipment leased to HCLP, and no source of revenue other than the payments under the Lease and the Hanover and HCLP guarantees.

2. Notes Payable

Notes payable at March 31, 2005 and December 31, 2004 consisted of the following (in thousands):

Senior Secured Notes—fixed rate of 8.75% due September 1, 2011, interest payable semi-annually on March 1 and September 1	$250,000

The Notes are obligations of the Trust and are collateralized by all of the equipment, rents and supplemental rents covered by the Lease. In addition, the Trust’s obligations under the Notes are jointly and severally guaranteed, unconditionally and on a senior subordinated basis, by Hanover Compressor Company (“Hanover”), the ultimate parent company of HCLP, and HCLP for an amount up to 70.0% of the aggregate principal balance of Notes outstanding, which is equal to the final rent payment under the Lease. If there is an event of default under the Lease, Hanover and HCLP guarantee, jointly and severally, on a senior subordinated basis, all of the Trust’s obligations under the Notes. Hanover unconditionally guarantees on a senior subordinated basis all of HCLP’s obligations under the Lease. The obligations of HCLP under the Lease are subordinated in right of payment to all existing and future senior indebtedness of HCLP. The obligations of Hanover and HCLP under the guarantee are subordinated in right of payment to all existing and future senior indebtedness of such guarantor. Each guarantee ranks equally in right of payment with all senior subordinated debt and senior to all subordinated debt of such guarantor. The estimated fair market value of the Notes was approximately $264 million and $271 million at March 31, 2005 and December 31, 2004, respectively.

All payments that are received by the Trust under the Lease or the guarantee will be applied first to the amounts due under the Notes. The payment of principal, premium, if any, and interest on the Notes are senior in right of payment to the payment in full of amounts due under the equity certificates.

The Trust does not have the right to redeem the Notes until September 1, 2006. On and after September 1, 2006, the Trust may redeem the Notes, in whole or in part, if the Trust pays the redemption prices indicated below:

Percentage
After Sept 1, 2006	104.375%
After Sept 1, 2007	102.917%
After Sept 1, 2008	101.458%
After Sept 1, 2009	100.000%

The Trust is not affiliated with Hanover or HCLP. The indenture and participation agreement governing the Notes contain covenants that restrict the Trust’s ability to, among other things, incur liens, incur additional indebtedness, enter any other transactions, make investments, liquidate, and engage in non-related lines of business. In addition, the indenture and participation agreement governing the Notes contain covenants that limit Hanover’s and HCLP’s ability to engage in certain activities and transactions.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report are forward-looking statements. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “believes,” “anticipates,” “expects,” “estimates,” or words of similar import, although some forward-looking statements are expressed differently. Statements that describe future plans, objectives or goals of Hanover Equipment Trust 2001B (the “Registrant,” “Trust,” “we,” “us” or “our”) are also forward looking statements. You should consider these statements carefully because they describe our expectations and beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or state other “forward-looking” information based on currently available information. These forward-looking statements are subject to certain risks and uncertainties applicable to the Trust. These forward–looking statements are also subject to certain risks and uncertainties applicable to Hanover Compression Limited Partnership (“HCLP”), to which we lease all of the equipment owned by the Trust, and Hanover Compressor Company (“Hanover”), the ultimate parent company of HCLP to which (along with HCLP) we look for all of the Trust’s revenue. All of these risks and uncertainties could cause actual results to differ materially from those anticipated as of the date of this report. The risks and uncertainties related to Hanover’s and HCLP’s businesses, as may be described in more detail in Hanover’s Annual Report on Form 10-K for the year ended December 31, 2004, and HCLP’s Annual Report on Form 10-K for the year ended December 31, 2004, and in subsequent filings by Hanover and HCLP with the SEC, could cause our actual results to differ from those described in, or otherwise projected or implied by, the forward-looking statements set forth herein. The risks and uncertainties include:

•	competition among the various providers of contract compression services;

•	reduced profit margins or the loss of market share resulting from competition, including pricing pressure in Hanover’s and HCLP’s businesses;

•	the introduction of competing technologies by other companies;

•	the inability to meet the new or modified covenants of HCLP’s bank credit facility;

•	a prolonged substantial reduction in oil and natural gas prices, which would cause a decline in the demand for HCLP’s compression and oil and natural gas production equipment;

•	governmental safety, health and environmental regulations which could require Hanover and HCLP to make significant expenditures;

•	currency fluctuations and changes in interest rates;

•	changes in economic or political conditions in the countries in which Hanover and HCLP do business, including civil uprisings, riots, terrorism, the taking of property without fair compensation and legislative changes;

•	adverse results in litigation or regulatory proceedings to which Hanover and/or HCLP is a party;

•	inability of Hanover or HCLP to comply with covenants in or defaults under, their debt agreements and the agreements related to their compression equipment lease obligations and the decreased financial flexibility associated with Hanover’s and HCLP’s substantial debt;

•	Hanover’s or HCLP’s future ability to refinance existing or incurring additional indebtedness to fund Hanover’s and HCLP’s business;

•	increases in Hanover’s and HCLP’s senior indebtedness, and increases in any indebtedness and other liabilities of Hanover’s and HCLP’s respective subsidiaries, which in each such case are senior to the obligations of Hanover and HCLP under the guarantees;

•	adverse changes in Hanover’s or HCLP’s credit rating;

•	the current or future value of the equipment may be less than the appraised value, and the proceeds realized upon the exercise of remedies may not be sufficient to satisfy in full amounts owing on the notes;

•	Hanover’s or HCLP’s inability to renew its short-term leases of equipment with its customers so as to fully recoup the cost of the equipment;

•	Hanover’s or HCLP’s inability to implement international expansion, generate sufficient cash, access capital markets or to refinance existing or incur additional indebtedness to fund their business;

•	losses incurred by Hanover and HCLP due to inherent risks associated with their operations, including equipment defects, malfunctions and failures and natural disasters;

•	war, social unrest, terrorist attacks, and/or the responses thereto;

•	Hanover’s and/or HCLP’s inability to successfully integrate acquired businesses;

•	Hanover’s and/or HCLP’s inability to execute their exit and sale strategy with respect to assets classified on their balance sheet as discontinued operations and held for sale;

•	Hanover’s and/or HCLP’s inability to properly implement new enterprise resource planning systems used for integration of their accounting, operations and information systems;

•	Hanover’s and/or HCLP’s inability to reduce debt relative to their total capitalization; and

•	changes in federal bankruptcy or tax law, comparable state laws or accounting principles.

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

In February 2003, the Trust completed a registered offering pursuant to a registration statement on Form S-4 to exchange its new notes for all of its outstanding old notes. Pursuant to the exchange offer, holders of the old notes received $1,000 principal amount of applicable new notes for each $1,000 principal amount of old notes exchanged. The terms of the new notes are identical to the terms of the applicable old notes except that the new notes are freely transferable under the Securities Act of 1933 and do not have any exchange or registration rights. In March 2003 the exchange offer was completed and all of the old notes were exchanged for new notes. References to the “Notes” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations mean the old notes and the new notes, collectively.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Revenues

The Trust’s rental revenues increased by $31,000 or approximately 0.5% to $5,712,000 during the three months ended March 31, 2005 from $5,681,000 during the three months ended March 31, 2004. The increase in rental revenues resulted from an increase in the yield rate paid to the equity certificate holder and an increase in rents received from HCLP to reimburse the Trust for its operating expenses as required under the Lease.

The Trust’s rental revenue is based primarily on the interest accrued on the notes and the yield payable to the equity certificate holder. The interest rate on the notes is fixed at 8.75% and the amount of interest accrued was $5,469,000 for the three months ended March 31, 2005 and the three months ended March 31, 2004. The yield to the equity certificate holder was $212,000 for the three months ended March 31, 2005 and $185,000 for the three months ended March 31, 2004. The yield payable on the equity certificates will vary depending upon the certificate holder yield rate (11.0% as of March 31, 2005 and 9.5% as of March 31, 2004). Return on the equity certificates accrues at the Eurodollar rate or, in certain circumstances, the prime rate, plus a spread in each case of 8.375% per year.

In addition, the Trust received additional rents to reimburse it, as required under the Lease, for its operating expenses. These additional rents amounted to $31,000 for the three months ended March 31, 2005 and $27,000 for the three months ended March 31, 2004.

Expenses

Operating expenses increased by $4,000 or approximately 14.8% to $31,000 during the three months ended March 31, 2005 from $27,000 during the three months ended March 31, 2004. The increase resulted from additional professional fees paid during the three months ended March 31, 2005 as compared to three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Under the terms of the Lease, all of the costs of maintaining and financing the equipment are borne by HCLP, as the lessee. The Trust believes that it has adequate capital resources for the nature of its business and that the funds provided by operations will be sufficient to satisfy its obligations. Because the Trust is limiting activities to the ownership, financing and leasing of equipment under the Lease, the Trust does not believe it will have any need to obtain additional debt or equity financing for its current operations.

The Trust’s cash and cash equivalents balance at March 31, 2005 and December 31, 2004 was $0, respectively. Operating activities for the three months ended March 31, 2005 provided $209,000, which was used for the payment of the equity certificates yield due.

The Notes are obligations of the Trust and are collateralized by all of the equipment, rents and supplemental rents covered by the Lease. In addition, the Trust’s obligations under the Notes are jointly and severally guaranteed, unconditionally and on a senior subordinated basis, by Hanover, the ultimate parent company of HCLP, and HCLP for an amount up to 70.0% of the aggregate principal balance of Notes outstanding, which is equal to the final rent payment under the Lease. If there is an event of default under the Lease, Hanover and HCLP guarantee, jointly and severally, on a senior subordinated basis, all of the Trust’s obligations under the Notes. Hanover unconditionally guarantees on a senior subordinated basis all of HCLP’s obligations under the Lease. The obligations of HCLP under the Lease are subordinated in right of payment to all existing and future senior indebtedness of HCLP. The obligations of Hanover and HCLP under the guarantee are subordinated in right of payment to all existing and future senior indebtedness of such guarantor. Each guarantee ranks equally in right of payment with all senior subordinated debt and senior to all subordinated debt of such guarantor. The estimated fair market value of the Notes was approximately $264 million and $271 million at March 31, 2005 and December 31, 2004, respectively.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

ITEM 4. Controls and Procedures

The Trustee has carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of the end of the first quarter. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Trust in the reports it files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Trust’s disclosure controls and procedures are effective to ensure that information is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure. The Trustee, in making these determinations, has relied to the extent reasonable on information provided by Hanover and HCLP. No changes in the Trust’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 6: Exhibits

(a)	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.**

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2005

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

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith.

**	Furnished herewith.