Form 10-Q
period 2005-06-30
HANOVER EQUIPMENT TRUST 2001B
filed 2005-08-12
CIK 1163673

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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
Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
As of July 30, 2005, no common equity securities of Hanover Equipment Trust 2001B (the “Registrant”) were held by non-affiliates of the Registrant. The Registrant is a special purpose Delaware business trust and its sole equity certificate holder is General Electric Capital Corporation.
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements
HANOVER EQUIPMENT TRUST 2001B
BALANCE SHEET
(in thousands)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable—rents	7,443	7,421

Total current assets	7,443	7,421
Rental equipment	257,750	257,750

Total assets	$265,193	$265,171

LIABILITIES AND CERTIFICATE HOLDER’S EQUITY
Current liabilities:
Accrued liabilities	$77	$58
Interest payable	7,292	7,292
Equity certificate yield payable	74	71

Total current liabilities	7,443	7,421
Notes payable	250,000	250,000

Total liabilities	257,443	257,421

Commitments and contingencies (Note 3)
Certificate holder’s equity:
Equity certificates	7,750	7,750
Accumulated trust earnings (deficit)	—	—

Certificate holder’s equity	7,750	7,750

Total liabilities and certificate holder’s equity	$265,193	$265,171

The accompanying notes are an integral part of these condensed financial statements.

HANOVER EQUIPMENT TRUST 2001B
STATEMENT OF INCOME
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Rental revenue	$5,705	$5,681	$11,417	$11,362
Interest expense on rental equipment	5,469	5,469	10,938	10,938

Excess rental revenue over interest expense on rental equipment	236	212	479	424
Operating expense	14	26	45	53

Net income	$222	$186	$434	$371

The accompanying notes are an integral part of these condensed financial statements.

HANOVER EQUIPMENT TRUST 2001B
STATEMENT OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$434	$371
Changes in assets and liabilities
Accounts receivable—rents	(22)	(15)
Interest payable	—	1
Accrued liabilities	19	17

Net cash provided by operating activities	431	374

Cash flows from investing activities:	—	—

Net cash used in investing activities	—	—

Cash flows from financing activities
Equity certificates yield paid	(431)	(374)

Net cash used in financing activities	(431)	(374)

Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

Supplemental disclosure of cash flow information:
Interest paid	$10,938	$10,937
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
Business
The Trust is a Delaware special purpose business trust which was formed in August 2001. The Trust was formed solely to: (1) issue the 8.75% senior secured notes due 2011 (the “Notes”) (see Note 2), (2) execute, deliver and perform the operating agreements to which it is a party, and (3) use the proceeds of the Notes and the related equity certificates to purchase approximately $257.8 million of natural gas compression equipment from Hanover Compression Limited Partnership (“HCLP”) and certain of its subsidiaries. The equity funding, issuance of the Notes and equipment purchase occurred on August 30, 2001. The Trust leased its natural gas compression equipment back to HCLP under a ten-year operating lease (the “Lease”). In addition to rental payments, HCLP is obligated to pay supplemental rent, costs, taxes, indemnities, and other amounts owing under the operating lease. In addition, HCLP paid the underwriting, legal, accounting and other costs of the aforementioned transactions for the Trust. The assets and source of revenue available to repay the notes and satisfy the claims of holders of the notes are limited, as the Trust has no assets other than its interests in the equipment leased to HCLP, and no source of revenue other than the payments under the Lease and the Hanover Compressor Company (“Hanover”) and HCLP guarantees.
2. Notes Payable
Notes payable at June 30, 2005 and December 31, 2004 consisted of the following (in thousands):

Senior Secured Notes—fixed rate of 8.75% due September 1, 2011, interest payable semi-annually on March 1 and September 1	$250,000
The Notes are obligations of the Trust and are collateralized by all of the equipment, rents and supplemental rents covered by the Lease. In addition, the Trust’s obligations under the Notes are jointly and severally guaranteed, unconditionally and on a senior subordinated basis, by Hanover, the ultimate parent company of HCLP, and HCLP for an amount up to 70.0% of the aggregate principal balance of Notes outstanding, which is equal to the final rent payment under the Lease. If there is an event of default under the Lease, Hanover and HCLP guarantee, jointly and severally, on a senior subordinated basis, all of the Trust’s obligations under the Notes. Hanover unconditionally guarantees on a senior subordinated basis all of HCLP’s obligations under the Lease. The obligations of HCLP under the Lease are subordinated in right of payment to all existing and future senior indebtedness of HCLP. The obligations of Hanover and HCLP under the guarantee are subordinated in right of payment to all existing and future senior indebtedness of such guarantor. Each guarantee ranks equally in right of payment with all senior subordinated debt and senior to all subordinated debt of such guarantor. The estimated fair market value of the Notes was approximately $266 million and $271 million at June 30, 2005 and December 31, 2004, respectively.
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
4. Recent Accounting Pronouncements
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 requires uncertainty about the timing or method of settlement of a conditional asset retirement obligation to be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the impact FIN 47 will have on our consolidated results of operations, cash flows or financial position.
In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application for reporting a change in accounting principle in the absence of explicit transition requirements specific to newly adopted accounting principles, unless impracticable. Corrections of errors will continue to be reported under SFAS 154 by restating prior periods as of the beginning of the first period presented. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are currently evaluating the provisions of SFAS 154 and do not believe that our adoption will have a material impact on our consolidated results of operations, cash flows or financial position.

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
This report contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report are forward-looking statements. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “believes,” “anticipates,” “expects,” “estimates,” or words of similar import, although some forward-looking statements are expressed differently. Statements that describe future plans, objectives or goals of Hanover Equipment Trust 2001B (the “Registrant,” “Trust,” “we,” “us” or “our”) are also forward looking statements. You should consider these statements carefully because they describe our expectations and beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or state other “forward-looking” information based on currently available information. These forward-looking statements are subject to certain risks and uncertainties applicable to the Trust. These forward–looking statements are also subject to certain risks and uncertainties applicable to Hanover Compression Limited Partnership (“HCLP”), to which we lease all of the equipment owned by the Trust, and Hanover Compressor Company (“Hanover”), the ultimate parent company of HCLP to which (along with HCLP) we look for all of the Trust’s revenue. All of these risks and uncertainties could cause actual results to differ materially from those anticipated as of the date of this report. The risks and uncertainties related to Hanover’s and HCLP’s businesses, as may be described in more detail in Hanover’s Annual Report on Form 10-K for the year ended December 31, 2004, and HCLP’s Annual Report on Form 10-K for the year ended December 31, 2004, and in subsequent filings by Hanover and HCLP with the SEC, could cause our actual results to differ from those described in, or otherwise projected or implied by, the forward-looking statements set forth herein. The risks and uncertainties include:
•	competition among the various providers of contract compression services;

•	reduced profit margins or the loss of market share resulting from competition, including pricing pressure in Hanover’s and HCLP’s businesses;

•	the introduction of competing technologies by other companies;

•	the inability to meet the covenants of HCLP’s bank credit facility;

•	a prolonged substantial reduction in oil and natural gas prices, which would cause a decline in the demand for HCLP’s compression and oil and natural gas production equipment;

•	governmental safety, health and environmental regulations which could require Hanover and HCLP to make significant expenditures;

•	currency fluctuations and changes in interest rates;

•	changes in economic or political conditions in the countries in which Hanover and HCLP do business, including civil uprisings, riots, terrorism, the taking of property without fair compensation and legislative changes;

•	adverse results in litigation or regulatory proceedings to which Hanover and/or HCLP is a party;

•	inability of Hanover or HCLP to comply with covenants in or defaults under, their debt agreements and the agreements related to their compression equipment lease obligations and the decreased financial flexibility associated with Hanover’s and HCLP’s substantial debt;

•	Hanover’s or HCLP’s future ability to refinance existing or incurring additional indebtedness to fund Hanover’s and HCLP’s business;

•	losses incurred by Hanover and HCLP due to inherent risks associated with their operations, including equipment defects, malfunctions and failures and natural disasters;

•	war, social unrest, terrorist attacks, and/or the responses thereto;

•	Hanover’s and/or HCLP’s inability to successfully integrate acquired businesses;

•	Hanover’s and/or HCLP’s inability to execute their exit and sale strategy with respect to assets classified on their balance sheet as discontinued operations and held for sale;

•	risks associated with any significant failure or malfunction of our enterprise resource planning system;

•	Hanover’s and/or HCLP’s inability to reduce debt relative to their total capitalization;

•	changes in federal bankruptcy or tax law, comparable state laws or accounting principles;

•	Hanover’s and/or HCLP’s inability to implement certain business objectives including international expansion;

•	Hanover’s and/or HCLP’s inability to renew short-term leases of equipment with customers so as to fully recoup cost of the equipment;

•	Hanover’s and/or HCLP’s ability to manage business effectively will be weakened if key personnel are lost;

•	liability for acquired facilities in the past which could subject Hanover and/or HCLP to future environmental liabilities;

•	Hanover and/or HCLP require a substantial amount of capital to expand their compressor rental fleet and their complimentary businesses;

•	Hanover and HCLP are still in the process of improving their infrastructure capabilities, including internal controls and procedures which were strained by their rapid growth, to reduce the risk of future accounting and financial reporting problems;

•	Hanover and HCLP have a substantial amount of debt that could limit their ability to fund future growth and operations and increase their exposure during adverse economic conditions; and

•	Hanover and HCLP need to generate a significant amount of cash to service their debt, to fund working capital and to pay their debts when they become due.
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

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004
Revenues
The Trust’s rental revenues increased by $24,000 to $5,705,000 during the three months ended June 30, 2005 from $5,681,000 during the three months ended June 30, 2004. The increase resulted from an increase in the yield rate paid to the equity certificate holder and an increase in rents received from HCLP to reimburse the Trust for its operating expenses as required under the Lease.
The Trust’s rental revenue is based primarily on the interest accrued on the notes and the yield payable to the equity certificate holder. The interest rate on the notes is fixed at 8.75% and the amount of interest accrued was $5,469,000 for the three months ended June 30, 2005 and the three months ended June 30, 2004. The yield to the equity certificate holder was $222,000 for the three months ended June 30, 2005 and $186,000 for the three months ended June 30, 2004. The yield payable on the equity certificates will vary depending upon the certificate holder yield rate (11.5% as of June 30, 2005 and 9.5% as of June 30, 2004). Return on the equity certificates accrues at the Eurodollar rate or, in certain circumstances, the prime rate, plus a spread in each case of 8.375% per year.
In addition, the Trust received additional rents to reimburse it, as required under the Lease, for its operating expenses. These additional rents amounted to $14,000 for the three months ended June 30, 2005 and $26,000 for the three months ended June 30, 2004.
Expenses
Operating expenses decreased by $12,000 or approximately 46% to $14,000 during the three months ended June 30, 2005 from $26,000 during the three months ended June 30, 2004. The decrease resulted from reduced professional fees during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.
SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004
Revenues
The Trust’s rental revenues increased by $55,000 to $11,417,000 during the six months ended June 30, 2005 from $11,362,000 during the six months ended June 30, 2004. The increase resulted from an increase in the yield rate paid to the equity certificate holder and an increase in rents received from HCLP to reimburse the Trust for its operating expenses as required under the Lease.
The Trust’s rental revenue is based primarily on the interest accrued on the notes and the yield payable to the equity certificate holder. The interest rate on the notes is fixed at 8.75% and the amount of interest accrued was $10,938,000 for the six months ended June 30, 2005 and the six months ended June 30, 2004. The yield to the equity certificate holder was $434,000 for the six months ended June 30, 2005 and $371,000 for the six months ended June 30, 2004. The yield payable on the equity certificates will vary depending upon the certificate holder yield rate (11.5% as of June 30, 2005 and 9.5% as of June 30, 2004). Return on the equity certificates accrues at the Eurodollar rate or, in certain circumstances, the prime rate, plus a spread in each case of 8.375% per year.
In addition, the Trust received additional rents to reimburse it, as required under the Lease, for its operating expenses. These additional rents amounted to $45,000 for the six months ended June 30, 2005 and $53,000 for the six months ended June 30, 2004.
Expenses
Operating expenses decreased by $8,000 or approximately 15% to $45,000 during the six months ended June 30, 2005 from $53,000 during the six months ended June 30, 2004. The decrease resulted from reduced professional fees during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES
Under the terms of the lease terms, all of the costs of maintaining and financing the equipment are borne by HCLP, as the lessee. The Trust believes that it has adequate capital resources for the nature of its business and that the funds provided by operations will be sufficient to satisfy its obligations. Because the Trust is limiting activities to the ownership, financing and leasing of equipment under the operating lease, the Trust does not believe it will have any need to obtain additional debt or equity financing for its current operations.
The Trust’s cash and cash equivalents balance at June 30, 2005 and December 31, 2004 was $0. Operating activities for the six months ended June 30, 2005 provided $431,000, which was used for the payment of the equity certificates yield due.
The Notes are obligations of the Trust and are collateralized by all of the equipment, rents and supplemental rents covered by the Lease. In addition, the Trust’s obligations under the Notes are jointly and severally guaranteed, unconditionally and on a senior subordinated basis, by Hanover, the ultimate parent company of HCLP, and HCLP for an amount up to 70.0% of the aggregate principal balance of Notes outstanding, which is equal to the final rent payment under the Lease. If there is an event of default under the Lease, Hanover and HCLP guarantee, jointly and severally, on a senior subordinated basis, all of the Trust’s obligations under the Notes. Hanover unconditionally guarantees on a senior subordinated basis all of HCLP’s obligations under the Lease. The obligations of HCLP under the Lease are subordinated in right of payment to all existing and future senior indebtedness of HCLP. The obligations of Hanover and HCLP under the guarantee are subordinated in right of payment to all existing and future senior indebtedness of such guarantor. Each guarantee ranks equally in right of payment with all senior subordinated debt and senior to all subordinated debt of such guarantor. The estimated fair market value of the Notes was approximately $266 million and $271 million at June 30, 2005 and December 31, 2004, respectively.
RECENT ACCOUNTING PRONOUNCEMENTS
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 requires uncertainty about the timing or method of settlement of a conditional asset retirement obligation to be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the impact FIN 47 will have on our consolidated results of operations, cash flows or financial position.
In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application for reporting a change in accounting principle in the absence of explicit transition requirements specific to newly adopted accounting principles, unless impracticable. Corrections of errors will continue to be reported under SFAS 154 by restating prior periods as of the beginning of the first period presented. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are currently evaluating the provisions of SFAS 154 and do not believe that our adoption will have a material impact on our consolidated results of operations, cash flows or financial position.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Not Applicable
ITEM 4. Controls and Procedures
The Trustee has carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of the end of the second quarter. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Trust in the reports it files or submits under the Securities and

Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Trust’s disclosure controls and procedures are effective to ensure that information is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure. The Trustee, in making these determinations, has relied to the extent reasonable on information provided by Hanover and HCLP. No changes in the Trust’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 6: Exhibits
(a)	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002. **

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 12, 2005

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

EXHIBIT INDEX
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Filed herewith.

**	Furnished herewith.