Form 10-Q
period 2006-03-31
HANOVER EQUIPMENT TRUST 2001B
filed 2006-05-12
CIK 1163673

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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
Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2006, no common equity securities of Hanover Equipment Trust 2001B (the “Registrant”) were held by non-affiliates of the Registrant. The Registrant is a special purpose Delaware business trust and its sole equity certificate holder is General Electric Capital Corporation.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HANOVER EQUIPMENT TRUST 2001B
BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable — rents	1,985	7,437

Total current assets	1,985	7,437
Rental equipment	257,750	257,750

Total assets	$259,735	$265,187

LIABILITIES AND CERTIFICATE HOLDER’S EQUITY
Current liabilities:
Accrued liabilities	$75	$60
Interest payable	1,823	7,292
Equity certificate yield payable	87	85

Total current liabilities	1,985	7,437
Notes payable	250,000	250,000

Total liabilities	251,985	257,437

Commitments and contingencies (Note 4)
Certificate holder’s equity:
Equity certificates	7,750	7,750

Accumulated trust earnings	—	—

Certificate holder’s equity	7,750	7,750

Total liabilities and certificate holder’s equity	$259,735	$265,187

The accompanying notes are an integral part of these condensed financial statements.

HANOVER EQUIPMENT TRUST 2001B
STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Rental revenue	$5,740	$5,712
Interest expense on rental equipment	5,469	5,469

Excess rental revenue over interest expense on rental equipment	271	243
Operating expense	21	31

Net income	$250	$212

The accompanying notes are an integral part of these condensed financial statements.

HANOVER EQUIPMENT TRUST 2001B
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$250	$212
Changes in assets and liabilities
Accounts receivable — rents	5,452	5,446
Interest payable	(5,469)	(5,469)
Accrued liabilities	15	20

Net cash provided by operating activities	248	209

Cash flows from investing activities:
Purchase of rental equipment	—	—

Net cash used in investing activities	—	—

Cash flows from financing activities
Equity certificates yield paid	(248)	(209)

Net cash used in financing activities	(248)	(209)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

HANOVER EQUIPMENT TRUST 2001B
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited condensed financial statements of Hanover Equipment Trust 2001B (the “Registrant”, “Trust”, “we”, “us” or “our”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America are not required in these interim financial statements and have been condensed or omitted. It is the opinion of Wilmington Trust Company, not in its individual capacity but solely as the trustee of the Trust (the “Trustee”), that the information furnished includes all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations, and cash flows of the Trust for the periods indicated. The financial statement information included herein should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Financial Report on Form 10-K for the year ended December 31, 2005. These interim results are not necessarily indicative of results for a full year.
Business
The Trust is a Delaware special purpose business trust which was formed in August 2001. The Trust was formed solely to: (1) issue the 8.75% senior secured notes due 2011 (the “Notes”) (see Note 3), (2) execute, deliver and perform the operating agreements to which it is a party, and (3) use the proceeds of the Notes and the related equity certificates to purchase approximately $257.8 million of natural gas compression equipment from Hanover Compression Limited Partnership (“HCLP”) and certain of its subsidiaries. The equity funding, issuance of the Notes and equipment purchase occurred on August 30, 2001. The Trust leased its natural gas compression equipment back to HCLP under a ten-year operating lease (the “Lease”). In addition to rental payments, HCLP is obligated to pay supplemental rent, costs, taxes, indemnities, and other amounts owing under the Lease. In addition, HCLP is obligated to pay the underwriting, legal, accounting and other costs of the transactions for the Trust. The assets and source of revenue available to repay the Notes and satisfy the claims of holders of the Notes are limited, as the Trust has no assets other than its interests in the equipment leased to HCLP, and no source of revenue other than the payments under the Lease and the Hanover Compressor Company (“Hanover”) and HCLP guarantees.
2. Rental Equipment
Rental equipment consists of domestic gas compression equipment and is recorded at cost. At the time of the initial sale of the Notes, an independent appraisal firm prepared an appraisal of the rental equipment as of August 16, 2001 and as of the end of the Lease term. Due to the terms of the Lease and based solely on the above-described appraisal, management of the Trust believes that the Trust will recover the original cost of the equipment at the end of the Lease. As such, the Trust is not depreciating the rental equipment.
3. Notes Payable
Notes payable at March 31, 2006 and December 31, 2005 consisted of the following (in thousands):

Senior Secured Notes—fixed rate of 8.75% due September 1, 2011, interest payable semi-annually on March 1 and September 1	$250,000

The Notes are obligations of the Trust and are collateralized by all of the equipment, rents and supplemental rents covered by the Lease. In addition, the Trust’s obligations under the Notes are jointly and severally guaranteed, unconditionally and on a senior subordinated basis, by Hanover, the ultimate parent company of HCLP, and HCLP for an amount up to 70.0% of the aggregate principal balance of the Notes outstanding, which is equal to the final rent payment under the Lease. If there is an event of default under the Lease, Hanover and HCLP guarantee, jointly and severally, on a senior subordinated basis, all of the Trust’s obligations under the Notes. Hanover unconditionally guarantees on a senior subordinated basis all of HCLP’s obligations under the Lease. The obligations of HCLP under the Lease are subordinated in right of payment to all existing and future senior indebtedness of HCLP. The obligations of Hanover and HCLP under the guarantee are subordinated in right of payment to all existing and future senior indebtedness of such guarantor. Each guarantee ranks equally in right of payment with all senior subordinated debt and senior to all subordinated debt of such guarantor. The estimated fair market value of the Notes was approximately $259 million and $263 million at March 31, 2006 and December 31, 2005, respectively.
All payments that are received by the Trust under the Lease or the guarantee will be applied first to the amounts due under the Notes. The payment of principal, premium, if any, and interest on the Notes are senior in right of payment to the payment in full of amounts due under the equity certificates.
The Trust did not have the right to redeem the Notes until September 1, 2006. After September 1, 2006, the Trust may redeem the Notes, in whole or in part, if the Trust pays the redemption prices indicated below:

Percentage
After Sept 1, 2006	104.375%
After Sept 1, 2007	102.917%
After Sept 1, 2008	101.458%
After Sept 1, 2009	100.000%
The indenture and participation agreement governing the Notes contain covenants that restrict the Trust’s ability to, among other things, incur liens, incur additional indebtedness, enter into any other transactions, make investments, liquidate, and engage in non-related lines of business. In addition, the indenture and participation agreement governing the Notes contain covenants that limit Hanover’s and HCLP’s ability to engage in certain activities and transactions.
4. Commitments and Contingencies
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
5. Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application for reporting a change in accounting principle in the absence of explicit transition requirements specific to newly adopted accounting principles, unless impracticable. Corrections of errors will continue to be reported under SFAS 154 by restating prior periods as of the beginning of the first period presented. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our consolidated results of operations, cash flows or financial position.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are currently evaluation the provisions of SFAS 155 and do not believe that our adoption will have a material impact on our consolidated results of operations, cash flows or financial position.

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
This report contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report are forward-looking statements. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “believes,” “anticipates,” “expects,” “estimates,” or words of similar import, although some forward-looking statements are expressed differently. Statements that describe future plans, objectives or goals of Hanover Equipment Trust 2001B (the “Registrant,” “Trust,” “we,” “us” or “our”) are also forward looking statements. You should consider these statements carefully because they describe our expectations and beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or state other “forward-looking” information based on currently available information. These forward-looking statements are subject to certain risks and uncertainties applicable to the Trust. These forward–looking statements are also subject to certain risks and uncertainties applicable to Hanover Compression Limited Partnership (“HCLP”), to which we lease all of the equipment owned by the Trust, and Hanover Compressor Company (“Hanover”), the ultimate parent company of HCLP to which (along with HCLP) we look for all of the Trust’s revenue. All of these risks and uncertainties could cause actual results to differ materially from those anticipated as of the date of this report. The risks and uncertainties related to Hanover’s and HCLP’s businesses, as may be described in more detail in Hanover’s Annual Report on Form 10-K for the year ended December 31, 2005, and HCLP’s Annual Report on Form 10-K for the year ended December 31, 2005, and in subsequent filings by Hanover and HCLP with the SEC, could cause our actual results to differ from those described in, or otherwise projected or implied by, the forward-looking statements set forth herein. The risks and uncertainties include:
•	Hanover and HCLP operate in a highly competitive industry that includes competition among the various providers of contract compression services;

•	reduced profit margins or the loss of market share resulting from competition, including pricing pressure in Hanover’s and HCLP’s businesses;

•	the introduction of competing technologies by Hanover and HCLP’s competitors;

•	a prolonged substantial reduction in oil and natural gas prices, which would cause a decline in the demand for HCLP’s compression and oil and natural gas production equipment;

•	governmental safety, health and environmental regulations which could require Hanover and HCLP to make significant expenditures;

•	currency fluctuations (in countries including but not limited to Italy, Argentina and Venezuela) and changes in interest rates;

•	adverse results in litigation or regulatory proceedings to which Hanover and/or HCLP is a party;

•	inability of Hanover or HCLP to comply with the financial and other covenants in or defaults under, their debt agreements and the agreements related to their compression equipment lease obligations which if not cured or waived could have a material adverse effect on Hanover and/or HCLP and the decreased financial flexibility associated with Hanover’s and HCLP’s substantial debt;

•	Hanover’s and/or HCLP’s inability to implement certain business objectives including international expansion;

•	Hanover’s and/or HCLP’s inability to timely and cost-effectively execute projects in international operating environments, which includes certain inherent risks in their international business activities including the following:

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers that may restrict their ability to enter into new markets;

•	governmental actions that result in the deprivation of contract rights;

•	changes in political and economic conditions in the countries in which they operate, including civil uprisings, riots, kidnappings and terrorist acts, particularly with respect to their operations in Nigeria;

•	potentially adverse tax consequences;

•	restrictions on repatriation of earnings or expropriation of property without fair compensation;

•	difficulties in establishing new international offices and risks inherent in establishing new relationships in foreign countries; and

•	the burden of complying with the various laws and regulations in the countries in which they operate.
•	Hanover’s and/or HCLP’s ability to manage business effectively will be weakened if key personnel are lost;

•	liability for acquired facilities in the past which could subject Hanover and/or HCLP to future environmental liabilities;

•	Hanover’s or HCLP’s inability to generate the substantial amount of capital needed to expand their compressor rental fleet and their complimentary businesses;

•	Hanover and HCLP have a substantial amount of debt, including under their compression equipment lease obligations, that could limit their ability to fund future growth and operations and increase their exposure during adverse economic conditions and as a result of having a significant amount of leverage as compared to their total capitalization which could result in a change made in their credit rating or other adverse consequences if Hanover and HCLP do not decrease their leverage;

•	Hanover’s or HCLP’s inability to renew its short-term leases of equipment with its customers so as to fully recoup the cost of the equipment;

•	Hanover or HCLP’s inability to generate the significant amount of cash needed to service their debt, to fund working capital and to pay their debts when they become due;

•	Hanover’s or HCLP’s future ability to refinance existing or incur additional indebtedness to fund Hanover’s and HCLP’s businesses;

•	losses incurred by Hanover and HCLP due to inherent risks associated with their natural gas operations, including equipment defects, malfunctions and failures and natural disasters;

•	war, social unrest, terrorist attacks, and/or the responses thereto;

•	Hanover’s and/or HCLP’s inability to successfully integrate acquired businesses;

•	risks associated with any significant failure or malfunction of Hanover and HCLP’s enterprise resource planning system;

•	Hanover’s and/or HCLP’s inability to reduce debt relative to their total capitalization;

•	Hanover and HCLP are still in the process of improving their infrastructure capabilities, including their internal controls and procedures, which were strained by their rapid growth, to decrease the risk of future accounting and financial reporting problems; and

•	changes in federal bankruptcy or tax laws, comparable state laws or accounting principles.
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

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005
Revenues
The Trust’s rental revenues increased by $28,000 to $5,740,000 during the three months ended March 31, 2006 from $5,712,000 during the three months ended March 31, 2005. The Trust’s rental revenue is based primarily on the interest accrued on the Notes and the yield payable to the equity certificate holder. The increase in rental revenues is primarily due to an increase in the yield rate paid to the equity certificate holder. The interest rate on the Notes is fixed at 8.75% and the amount of interest accrued was $5,469,000 for the three months ended March 31, 2006 and the three months ended March 31, 2005. The yield to the equity certificate holder was $250,000 for the three months ended March 31, 2006 and $212,000 for the three months ended March 31, 2005. The yield payable on the equity certificates will vary depending upon the certificate holder yield rate (13.0% as of March 31, 2006 and 11.0% as of March 31, 2005). Return on the equity certificates accrues at the Eurodollar rate or, in certain circumstances, the prime rate, plus a spread in each case of 8.375% per year.
In addition, the Trust received additional rents to reimburse it, as required under the Lease, for its operating expenses. These additional rents amounted to $21,000 for the three months ended March 31, 2006 and $31,000 for the three months ended March 31, 2005.
Expenses
Operating expenses decreased by $10,000 or approximately 32% to $21,000 during the three months ended March 31, 2006 from $31,000 during the three months ended March 31, 2005. The decrease resulted from reduced professional fees expense during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.
LIQUIDITY AND CAPITAL RESOURCES
Under the terms of the Lease, all of the costs of maintaining and financing the leased equipment are borne by HCLP, as the lessee. The Trust believes that it has adequate capital resources for the nature of its business and that the funds provided by operations will be sufficient to satisfy its obligations. Because the Trust is limiting activities to the ownership, financing and leasing of equipment under the Lease, the Trust does not believe it will have any need to obtain additional debt or equity financing for its current operations.
The Trust’s cash and cash equivalents balance at March 31, 2006 and December 31, 2005 was $0, respectively. Operating activities for the three months ended March 31, 2006 provided $248,000, which was used for the payment of the equity certificates yield due.
The Notes are obligations of the Trust and are collateralized by all of the equipment, rents and supplemental rents covered by the Lease. In addition, the Trust’s obligations under the Notes are jointly and severally guaranteed, unconditionally and on a senior subordinated basis, by Hanover, the ultimate parent company of HCLP, and HCLP for an amount up to 70.0% of the aggregate principal balance of Notes outstanding, which is equal to the final rent payment under the Lease. If there is an event of default under the Lease, Hanover and HCLP guarantee, jointly and severally, on a senior subordinated basis, all of the Trust’s obligations under the Notes. Hanover unconditionally guarantees on a senior subordinated basis all of HCLP’s obligations under the Lease. The obligations of HCLP under the Lease are subordinated in right of payment to all existing and future senior indebtedness of HCLP. The obligations of Hanover and HCLP under the guarantee are subordinated in right of payment to all existing and future senior indebtedness of such guarantor. Each guarantee ranks equally in right of payment with all senior subordinated debt and senior to all subordinated debt of such guarantor. The estimated fair market value of the Notes was approximately $259 million and $263 million at March 31, 2006 and December 31, 2005, respectively.
RECENT ACCOUNTING PRONOUNCEMENTS
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application for reporting a change in accounting principle in the absence of explicit transition requirements specific to newly adopted accounting principles, unless impracticable. Corrections of errors will continue to be reported under SFAS 154 by restating prior periods as of the beginning of the first period presented. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our consolidated results of operations, cash flows or financial position.
In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are currently evaluation the provisions of SFAS 155 and do not believe that our adoption will have a material impact on our consolidated results of operations, cash flows or financial position.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not Applicable
Item 4. Controls and Procedures
The Trustee has carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of the end of the first quarter. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Trust in the reports it files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Trust’s disclosure controls and procedures are effective to ensure that information is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure. The Trustee, in making these determinations, has relied to the extent reasonable on information provided by Hanover and HCLP. No changes in the Trust’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes in our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 6: Exhibits
   (a) Exhibits
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

Date: May 12, 2006
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