Form 10-Q
period 2006-06-30
HANOVER EQUIPMENT TRUST 2001B
filed 2006-08-11
CIK 1163673

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 30, 2006, no common equity securities of Hanover Equipment Trust 2001B (the “Registrant”) were held by non-affiliates of the Registrant. The Registrant is a special purpose Delaware business trust and its sole equity certificate holder is General Electric Capital Corporation.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HANOVER EQUIPMENT TRUST 2001B
CONDENSED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable—rents	7,426	7,437

Total current assets	7,426	7,437
Rental equipment	257,750	257,750

Total assets	$265,176	$265,187

LIABILITIES AND CERTIFICATE HOLDER’S EQUITY
Current liabilities:
Accrued liabilities	$47	$60
Interest payable	7,292	7,292
Equity certificate yield payable	87	85

Total current liabilities	7,426	7,437
Notes payable	250,000	250,000

Total liabilities	257,426	257,437

Commitments and contingencies (Note 5)
Certificate holder’s equity:
Equity certificates	7,750	7,750
Accumulated trust earnings	—	—

Certificate holder’s equity	7,750	7,750

Total liabilities and certificate holder’s equity	$265,176	$265,187

The accompanying notes are an integral part of these condensed financial statements.

HANOVER EQUIPMENT TRUST 2001B
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Rental revenue	$5,752	$5,705	$11,492	$11,417
Interest expense on rental equipment	5,469	5,469	10,938	10,938

Excess rental revenue over interest expense on rental equipment	283	236	554	479
Operating expense	22	14	43	45

Net income	$261	$222	$511	$434

The accompanying notes are an integral part of these condensed financial statements.

HANOVER EQUIPMENT TRUST 2001B
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$511	$434
Changes in assets and liabilities
Accounts receivable—rents	11	(22)
Accrued liabilities	(13)	19

Net cash provided by operating activities	509	431

Cash flows from investing activities:

Net cash used in investing activities	—	—

Cash flows from financing activities:
Equity certificates yield paid	(509)	(431)

Net cash used in financing activities	(509)	(431)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

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
Notes payable at June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

Senior Secured Notes—fixed rate of 8.75% due September 1, 2011, interest payable semi-annually on March 1 and September 1	$250,000
The Notes are obligations of the Trust and are collateralized by all of the equipment, rents and supplemental rents covered by the Lease. In addition, the Trust’s obligations under the Notes are jointly and severally guaranteed, unconditionally and on a senior subordinated basis, by Hanover, the ultimate parent company of HCLP, and HCLP for an amount up to 70.0% of the aggregate principal balance of the Notes outstanding, which is equal to the final rent payment under the Lease. If there is an event of default under the Lease, Hanover and HCLP guarantee, jointly and severally, on a senior subordinated basis, all of the Trust’s obligations under the Notes. Hanover unconditionally guarantees on a senior subordinated basis all of HCLP’s obligations under the Lease. The obligations of HCLP under the Lease are subordinated in right of payment to all existing and future senior indebtedness of HCLP. The obligations of Hanover and HCLP under the guarantee are subordinated in right of payment to all existing and future senior indebtedness of such guarantor. Each guarantee ranks equally in right of payment with all senior subordinated debt and senior to all subordinated debt of such guarantor. The estimated fair market value of the Notes was approximately $256 million and $263 million at June 30, 2006 and December 31, 2005, respectively.
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
4. Equity Certificates
The Trust raised approximately $7.75 million from equity certificates issued during the period from August 16, 2001 (inception) through December 31, 2001. The Trust’s equity certificates were issued to General Electric Capital Corporation (“GE Capital”). The original certificate holder assigned its interest to GE Capital and was repaid its capital contribution of $1 in August 2001. The equity certificate holder may receive a return of capital payments for its equity investment in the Trust after full payment of the Notes. The Trust will make a quarterly payment (on the first day of March, June, September, and December; the first payment was made on March 1, 2002) to equity certificate holders equal to the certificate holder yield rate (13.5% and 12.7% as of June 30, 2006 and December 31, 2005, respectively) multiplied by the aggregate outstanding certificate holder contributions. As of June 30, 2006 and December 31, 2005, approximately $87,000 and $85,000, respectively, was payable to the certificate holder. Equity certificate capital repayment may be made using proceeds from sale of equipment to HCLP or, on the expiration date or earlier termination of the Lease, from the proceeds from the final rent payment and the sale of equipment.
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
This report contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report are forward-looking statements. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “believes,” “anticipates,” “expects,” “estimates,” or words of similar import, although some forward-looking statements are expressed differently. Statements that describe future plans, objectives or goals of Hanover Equipment Trust 2001B (the “Registrant,” “Trust,” “we,” “us” or “our”) are also forward looking statements. You should consider these statements carefully because they describe our expectations and beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or state other “forward-looking” information based on currently available information. These forward-looking statements are subject to certain risks and uncertainties applicable to the Trust. These forward–looking statements are also subject to certain risks and uncertainties applicable to Hanover Compression Limited Partnership (“HCLP”), to which we lease all of the equipment owned by the Trust, and Hanover Compressor Company (“Hanover”), the ultimate parent company of HCLP to which (along with HCLP) we look for all of the Trust’s revenue. All of these risks and uncertainties could cause actual results to differ materially from those anticipated as of the date of this report. The risks and uncertainties related to Hanover’s and HCLP’s businesses, as may be described in more detail in Hanover’s Annual Report on Form 10-K for the year ended December 31, 2005, and HCLP’s Annual Report on Form 10-K for the year ended December 31, 2005, and in subsequent filings by Hanover and HCLP with the SEC, could cause our actual results to differ from those described in, or otherwise projected or implied by, the forward-looking statements set forth herein. The risks and uncertainties include:
•	Hanover and HCLP operate in a highly competitive industry that includes competition among the various providers of contract compression services;

•	reduced profit margins or the loss of market share resulting from competition, including pricing pressure in Hanover’s and HCLP’s businesses;

•	the introduction of competing technologies by Hanover and HCLP’s competitors;

•	a prolonged substantial reduction in oil and natural gas prices, which would cause a decline in the demand for HCLP’s compression and oil and natural gas production equipment;

•	governmental safety, health and environmental regulations which could require Hanover and HCLP to make significant expenditures;

•	currency fluctuations (in countries including but not limited to Italy, Argentina and Venezuela) and changes in interest rates;

•	adverse results in litigation or regulatory proceedings to which Hanover and/or HCLP is a party;

•	inability of Hanover or HCLP to comply with the financial and other covenants in or defaults under, their debt agreements and the agreements related to their compression equipment lease obligations which if not cured or waived could have a material adverse effect on Hanover and/or HCLP and the decreased financial flexibility associated with Hanover’s and HCLP’s substantial debt;

•	Hanover’s and/or HCLP’s inability to implement certain business objectives including international expansion;

•	Hanover’s and/or HCLP’s inability to timely and cost-effectively execute projects in international operating environments, which includes certain inherent risks in their international business activities including the following:
•	unexpected changes in regulatory requirements,

•	tariffs and other trade barriers that may restrict their ability to enter into new markets,

•	governmental actions that result in the deprivation of contract rights,

•	changes in political and economic conditions in the countries in which they operate, including civil uprisings, riots, kidnappings and terrorist acts, particularly with respect to their operations in Nigeria,

•	potentially adverse tax consequences,

•	restrictions on repatriation of earnings or expropriation of property without fair compensation,

•	difficulties in establishing new international offices and risks inherent in establishing new relationships in foreign countries, and

•	the burden of complying with the various laws and regulations in the countries in which they operate;
•	Hanover’s and/or HCLP’s ability to manage business effectively will be weakened if key personnel are lost;

•	liability for acquired facilities in the past which could subject Hanover and/or HCLP to future environmental liabilities;

•	Hanover’s or HCLP’s inability to generate the substantial amount of capital needed to expand their compressor rental fleet and their complimentary businesses;

•	Hanover and HCLP have a substantial amount of debt, including under their compression equipment lease obligations, that could limit their ability to fund future growth and operations and increase their exposure during adverse economic conditions and as a result of having a significant amount of leverage as compared to their total capitalization which could result in a change made in their credit rating or other adverse consequences if Hanover and HCLP do not decrease their leverage;

•	Hanover’s or HCLP’s inability to renew its short-term leases of equipment with its customers so as to fully recoup the cost of the equipment;

•	Hanover or HCLP’s inability to generate the significant amount of cash needed to service their debt, to fund working capital and to pay their debts when they become due;

•	Hanover’s or HCLP’s future ability to refinance existing or incur additional indebtedness to fund Hanover’s and HCLP’s businesses;

•	losses incurred by Hanover and HCLP due to inherent risks associated with their natural gas operations, including equipment defects, malfunctions and failures and natural disasters;

•	war, social unrest, terrorist attacks, and/or the responses thereto;

•	Hanover’s and/or HCLP’s inability to successfully integrate acquired businesses;

•	risks associated with any significant failure or malfunction of Hanover and HCLP’s enterprise resource planning system;

•	Hanover’s and/or HCLP’s inability to reduce debt relative to their total capitalization;

•	Hanover and HCLP are still in the process of improving their infrastructure capabilities, including their internal controls and procedures, which were strained by their rapid growth, to decrease the risk of future accounting and financial reporting problems; and

•	changes in federal bankruptcy or tax laws, comparable state laws or accounting principles.
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
RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005
Revenues
The Trust’s rental revenues increased by $47,000 to $5,752,000 during the three months ended June 30, 2006 from $5,705,000 during the three months ended June 30, 2005. The Trust’s rental revenue is based primarily on the interest accrued on the Notes and the yield payable to the equity certificate holder. The increase in rental revenue is primarily due to an increase in the yield rate paid to the equity certificate holder. The interest rate on the Notes is fixed at 8.75% and the amount of interest accrued was $5,469,000 for the three months ended June 30, 2006 and the three months ended June 30, 2005. The yield to the equity certificate holder was $261,000 for the three months ended June 30, 2006 and $222,000 for the three months ended June 30, 2005. The yield payable on the equity certificates will vary depending upon the certificate holder yield rate (13.5% as of June 30, 2006 and 11.5% as of June 30, 2005). Return on the equity certificates accrues at the Eurodollar rate or, in certain circumstances, the prime rate, plus a spread in each case of 8.375% per year.
In addition, the Trust received additional rents to reimburse it, as required under the Lease, for its operating expenses. These additional rents amounted to $22,000 for the three months ended June 30, 2006 and $14,000 for the three months ended June 30, 2005.
Expenses
Operating expenses increased by $8,000 or approximately 57% to $22,000 during the three months ended June 30, 2006 from $14,000 during the three months ended June 30, 2005. The increase resulted from higher professional fees during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.
SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005
Revenues
The Trust’s rental revenues increased by $75,000 to $11,492,000 during the six months ended June 30, 2006 from $11,417,000 during the six months ended June 30, 2005. The Trust’s rental revenue is based primarily on the interest accrued on the Notes and the yield payable to the equity certificate holder. The increase in rental revenue is primarily due to an increase in the yield rate paid to the equity certificate holder. The interest rate on the Notes is fixed at 8.75% and the amount of interest accrued was $10,938,000 for the six months ended June 30, 2006 and the six months ended June 30,

2005. The yield to the equity certificate holder was $511,000 for the six months ended June 30, 2006 and $434,000 for the six months ended June 30, 2005. The yield payable on the equity certificates will vary depending upon the certificate holder yield rate (13.5% as of June 30, 2006 and 11.5% as of June 30, 2005). Return on the equity certificates accrues at the Eurodollar rate or, in certain circumstances, the prime rate, plus a spread in each case of 8.375% per year.
In addition, the Trust received additional rents to reimburse it, as required under the Lease, for its operating expenses. These additional rents amounted to $43,000 for the six months ended June 30, 2006 and $45,000 for the six months ended June 30, 2005.
Expenses
Operating expenses decreased by $2,000 or approximately 4% to $43,000 during the six months ended June 30, 2006 from $45,000 during the six months ended June 30, 2005. The decrease resulted from reduced professional fees during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.
LIQUIDITY AND CAPITAL RESOURCES
Under the terms of the lease terms, all of the costs of maintaining and financing the leased equipment are borne by HCLP, as the lessee. The Trust believes that it has adequate capital resources for the nature of its business and that the funds provided by operations will be sufficient to satisfy its obligations. Because the Trust is limiting activities to the ownership, financing and leasing of equipment under the Lease, the Trust does not believe it will have any need to obtain additional debt or equity financing for its current operations.
The Trust’s cash and cash equivalents balance at June 30, 2006 and December 31, 2005 was $0, respectively. Operating activities for the six months ended June 30, 2006 provided $509,000, which was used for the payment of the equity certificates yield due.
The Notes are obligations of the Trust and are collateralized by all of the equipment, rents and supplemental rents covered by the Lease. In addition, the Trust’s obligations under the Notes are jointly and severally guaranteed, unconditionally and on a senior subordinated basis, by Hanover, the ultimate parent company of HCLP, and HCLP for an amount up to 70.0% of the aggregate principal balance of Notes outstanding, which is equal to the final rent payment under the Lease. If there is an event of default under the Lease, Hanover and HCLP guarantee, jointly and severally, on a senior subordinated basis, all of the Trust’s obligations under the Notes. Hanover unconditionally guarantees on a senior subordinated basis all of HCLP’s obligations under the Lease. The obligations of HCLP under the Lease are subordinated in right of payment to all existing and future senior indebtedness of HCLP. The obligations of Hanover and HCLP under the guarantee are subordinated in right of payment to all existing and future senior indebtedness of such guarantor. Each guarantee ranks equally in right of payment with all senior subordinated debt and senior to all subordinated debt of such guarantor. The estimated fair market value of the Notes was approximately $256 million and $263 million at June 30, 2006 and December 31, 2005, respectively.
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
Item 4. Controls and Procedures
The Trustee has carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of the end of the second quarter. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective. The Trustee, in making these determinations, has relied to the extent reasonable on information provided by Hanover and HCLP. No changes in the Trust’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes in our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 6: Exhibits
(a)	Exhibits

31.1	Certification pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002. **

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 11, 2006

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

EXHIBIT INDEX
31.1	Certification pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Filed herewith.

**	Furnished herewith.