Form 10-Q
period 2006-09-30
HANOVER EQUIPMENT TRUST 2001B
filed 2006-11-13
CIK 1163673

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2006, no common equity securities of Hanover Equipment Trust 2001B (the “Registrant”) were held by non-affiliates of the Registrant. The Registrant is a special purpose Delaware business trust and its sole equity certificate holder is General Electric Capital Corporation.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HANOVER EQUIPMENT TRUST 2001B
CONDENSED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable—rents	1,959	7,437

Total current assets	1,959	7,437
Rental equipment	257,750	257,750

Total assets	$259,709	$265,187

LIABILITIES AND CERTIFICATE HOLDER’S EQUITY
Current liabilities:
Accrued liabilities	$47	$60
Interest payable	1,823	7,292
Equity certificate yield payable	89	85

Total current liabilities	1,959	7,437
Notes payable	250,000	250,000

Total liabilities	251,959	257,437

Commitments and contingencies (Note 5)
Certificate holder’s equity:
Equity certificates	7,750	7,750
Accumulated trust earnings	—	—

Certificate holder’s equity	7,750	7,750

Total liabilities and certificate holder’s equity	$259,709	$265,187

The accompanying notes are an integral part of these condensed financial statements.

HANOVER EQUIPMENT TRUST 2001B
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Rental revenue	$5,761	$5,730	$17,253	$17,147
Interest expense on rental equipment	5,468	5,468	16,406	16,406
Excess rental revenue over interest expense on rental equipment	293	262	847	741
Operating expense	20	26	63	71

Net income	$273	$236	$784	$670

The accompanying notes are an integral part of these condensed financial statements.

HANOVER EQUIPMENT TRUST 2001B
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$784	$670
Changes in assets and liabilities
Accounts receivable—rents	5,478	5,453
Interest payable	(5,469)	(5,469)
Accrued liabilities	(13)	9

Net cash provided by operating activities	780	663

Cash flows from investing activities:

Net cash used in investing activities	—	—

Cash flows from financing activities:
Equity certificates yield paid	(780)	(663)

Net cash used in financing activities	(780)	(663)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

HANOVER EQUIPMENT TRUST 2001B
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited condensed financial statements of Hanover Equipment Trust 2001B (the “Registrant”, “Trust”, “we”, “us” or “our”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America are not required in these interim financial statements and have been condensed or omitted. It is the opinion of Wilmington Trust Company, not in its individual capacity but solely as the trustee of the Trust (the “Trustee”), that the information furnished includes all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations, and cash flows of the Trust for the periods indicated. The financial statement information included herein should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005. These interim results are not necessarily indicative of results for a full year.
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
3. Notes Payable
Notes payable at September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

Senior Secured Notes—fixed rate of 8.75% due September 1, 2011, interest payable semi-annually on March 1 and September 1	$250,000
The Notes are obligations of the Trust and are collateralized by all of the equipment, rents and supplemental rents covered by the Lease. In addition, the Trust’s obligations under the Notes are jointly and severally guaranteed, unconditionally and on a senior subordinated basis, by Hanover, the ultimate parent company of HCLP, and HCLP for an amount up to 70.0% of the aggregate principal balance of the Notes outstanding, which is equal to the final rent payment under the Lease. If there is an event of default under the Lease, Hanover and HCLP guarantee, jointly and severally, on a senior subordinated basis, all of the Trust’s obligations under the Notes. Hanover unconditionally guarantees on a senior subordinated basis all of HCLP’s obligations under the Lease. The obligations of HCLP under the Lease are subordinated in right of payment to all existing and future senior indebtedness of HCLP. The obligations of Hanover and HCLP under the guarantee are subordinated in right of payment to all existing and future senior indebtedness of such guarantor. Each guarantee ranks equally in right of payment with all senior subordinated debt and senior to all subordinated debt of such guarantor. The estimated fair market value of the Notes was approximately $260 million and $263 million at September 30, 2006 and December 31, 2005, respectively.
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
4. Equity Certificates
The Trust raised approximately $7.75 million from equity certificates issued during the period from August 16, 2001 (inception) through December 31, 2001. The Trust’s equity certificates were issued to General Electric Capital Corporation (“GE Capital”). The original certificate holder assigned its interest to GE Capital and was repaid its capital contribution of $1 in August 2001. The equity certificate holder may receive a return of capital payments for its equity investment in the Trust after full payment of the Notes. The Trust will make a quarterly payment (on the first day of March, June, September, and December; the first payment was made on March 1, 2002) to equity certificate holders equal to the certificate holder yield rate (13.7% and 12.7% as of September 30, 2006 and December 31, 2005, respectively) multiplied by the aggregate outstanding certificate holder contributions. As of September 30, 2006 and December 31, 2005, approximately $89,000 and $85,000, respectively, was payable to the certificate holder. Equity certificate capital repayment may be made using proceeds from sale of equipment to HCLP or, on the expiration date or earlier termination of the Lease, from the proceeds from the final rent payment and the sale of equipment.
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
In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are currently evaluating the provisions of SFAS 155 and do not believe that our adoption will have a material impact on our consolidated results of operations, cash flows or financial position.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a single definition of fair value, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value to measure assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the provisions of SFAS 157.

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
RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005
Revenues
The Trust’s rental revenues increased by $31,000 to $5,761,000 during the three months ended September 30, 2006 from $5,730,000 during the three months ended September 30, 2005. The Trust’s rental revenue is based primarily on the interest accrued on the Notes and the yield payable to the equity certificate holder.
The increase in rental revenue is primarily due to an increase in the yield rate paid to the equity certificate holder. The interest rate on the Notes is fixed at 8.75% and the amount of interest accrued was $5,468,000 for the three months ended September 30, 2006 and 2005. The yield to the equity certificate holder was $273,000 for the three months ended September 30, 2006 and $236,000 for the three months ended September 30, 2005. The yield payable on the equity certificates will vary depending upon the certificate holder yield rate (13.7% as of September 30, 2006 and 12.1% as of September 30, 2005). Return on the

equity certificates accrues at the Eurodollar rate or, in certain circumstances, the prime rate, plus a spread in each case of 8.375% per year.
In addition, the Trust received additional rents to reimburse it, as required under the Lease, for its operating expenses. These additional rents amounted to $20,000 for the three months ended September 30, 2006 and $26,000 for the three months ended September 30, 2005.
Expenses
Operating expenses decreased by $6,000 or approximately 23% to $20,000 during the three months ended September 30, 2006 from $26,000 during the three months ended September 30, 2005. The decrease resulted from reduced professional fees during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.
NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005
Revenues
The Trust’s rental revenues increased by $106,000 to $17,253,000 during the nine months ended September 30, 2006 from $17,147,000 during the nine months ended September 30, 2005. The Trust’s rental revenue is based primarily on the interest accrued on the Notes and the yield payable to the equity certificate holder. The increase in rental revenue is primarily due to an increase in the yield rate paid to the equity certificate holder. The interest rate on the Notes is fixed at 8.75% and the amount of interest accrued was $16,406,000 for the nine months ended September 30, 2006 and 2005. The yield to the equity certificate holder was $784,000 for the nine months ended September 30, 2006 and $670,000 for the nine months ended September 30, 2005. The yield payable on the equity certificates will vary depending upon the certificate holder yield rate (13.7% as of September 30, 2006 and 12.1% as of September 30, 2005). Return on the equity certificates accrues at the Eurodollar rate or, in certain circumstances, the prime rate, plus a spread in each case of 8.375% per year.
In addition, the Trust received additional rents to reimburse it, as required under the Lease, for its operating expenses. These additional rents amounted to $63,000 for the nine months ended September 30, 2006 and $71,000 for the nine months ended September 30, 2005.
Expenses
Operating expenses decreased by $8,000 or approximately 11% to $63,000 during the nine months ended September 30, 2006 from $71,000 during the nine months ended September 30, 2005. The decrease resulted from reduced professional fees during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.
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
The Trust’s cash and cash equivalents balance at September 30, 2006 and December 31, 2005 was $0, respectively. Operating activities for the nine months ended September 30, 2006 provided $780,000, which was used for the payment of the equity certificates yield due.
The Notes are obligations of the Trust and are collateralized by all of the equipment, rents and supplemental rents covered by the Lease. In addition, the Trust’s obligations under the Notes are jointly and severally guaranteed, unconditionally and on a senior subordinated basis, by Hanover, the ultimate parent company of HCLP, and HCLP for an amount up to 70.0% of the aggregate principal balance of Notes outstanding, which is equal to the final rent payment under the Lease. If there is an event of default under the Lease, Hanover and HCLP guarantee, jointly and severally, on a senior subordinated basis, all of the Trust’s obligations under the Notes. Hanover unconditionally guarantees on a senior subordinated basis all of HCLP’s obligations under the Lease. The obligations of HCLP under the Lease are subordinated in right of payment to all existing and future senior indebtedness of HCLP. The obligations of Hanover and HCLP under the guarantee are subordinated in right of payment to all existing and future senior indebtedness of such guarantor. Each guarantee ranks equally in right of payment with all senior subordinated debt and senior to all subordinated debt of such guarantor. The estimated fair market value of the Notes was approximately $260 million and $263 million at September 30, 2006 and December 31, 2005, respectively.
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
In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are currently evaluating the provisions of SFAS 155 and do not believe that our adoption will have a material impact on our consolidated results of operations, cash flows or financial position.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a single definition of fair value, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value to measure assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the provisions of SFAS 157.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not Applicable
Item 4. Controls and Procedures
The Trustee has carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of the end of the third quarter. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective. The Trustee, in making these determinations, has relied to the extent reasonable on information provided by Hanover and HCLP. No changes in the Trust’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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
Date: November 13, 2006

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