Form 10-Q
period 2007-03-31
HANOVER EQUIPMENT TRUST 2001B
filed 2007-05-14
CIK 1163673

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of April 30, 2007, no common equity securities of Hanover Equipment Trust 2001B (the “Registrant”) were held by non-affiliates of the Registrant. The Registrant is a special purpose Delaware business trust and its sole equity certificate holder is General Electric Capital Corporation.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HANOVER EQUIPMENT TRUST 2001B
CONDENSED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable — rents	1,961	7,438

Total current assets	1,961	7,438
Rental equipment	257,750	257,750

Total assets	$259,711	$265,188

LIABILITIES AND CERTIFICATE HOLDER’S EQUITY
Current liabilities:
Accrued liabilities	$47	$54
Interest payable	1,823	7,292
Equity certificate yield payable	91	92

Total current liabilities	1,961	7,438
Notes payable	250,000	250,000

Total liabilities	251,961	257,438

Commitments and contingencies (Note 5)
Certificate holder’s equity:
Equity certificates	7,750	7,750
Accumulated trust earnings	—	—

Certificate holder’s equity	7,750	7,750

Total liabilities and certificate holder’s equity	$259,711	$265,188

The accompanying notes are an integral part of these condensed financial statements.

HANOVER EQUIPMENT TRUST 2001B
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Rental revenue	$5,761	$5,740
Interest expense on rental equipment	5,469	5,469

Excess rental revenue over interest expense on rental equipment	292	271
Operating expense	27	21

Net income	$265	$250

The accompanying notes are an integral part of these condensed financial statements.

HANOVER EQUIPMENT TRUST 2001B
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$265	$250
Changes in assets and liabilities
Accounts receivable — rents	5,477	5,452
Interest payable	(5,469)	(5,469)
Accrued liabilities	(7)	15

Net cash provided by operating activities	266	248

Cash flows from investing activities:
Net cash used in investing activities	—	—

Cash flows from financing activities
Equity certificates yield paid	(266)	(248)

Net cash used in financing activities	(266)	(248)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

HANOVER EQUIPMENT TRUST 2001B
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited condensed financial statements of Hanover Equipment Trust 2001B (the “Registrant”, “Trust”, “we”, “us” or “our”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America are not required in these interim financial statements and have been condensed or omitted. It is the opinion of Wilmington Trust Company, not in its individual capacity but solely as the trustee of the Trust (the “Trustee”), that the information furnished includes all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations, and cash flows of the Trust for the periods indicated. The financial statement information included herein should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006. These interim results are not necessarily indicative of results for a full year.
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
Proposed Merger by Hanover
In February 2007, Hanover entered into an Agreement and Plan Merger with Universal Compression Holdings, Inc., a Delaware corporation (“Universal”), Iliad Holdings, Inc., a Delaware corporation (“Iliad”), Hector Sub, Inc., a Delaware corporation (“Hanover Merger Sub”), and Ulysses Sub, Inc., a Delaware corporation (“Universal Merger Sub”). Iliad is a newly formed, wholly owned direct subsidiary of Universal, and Hanover Merger Sub and Universal Merger Sub are direct wholly owned subsidiaries of Iliad. If the transactions contemplated by the merger agreement are consummated, Hanover and Universal will become direct wholly owned subsidiaries of Iliad, and the stockholders of Hanover and Universal will become stockholders of Iliad. Consummation of the proposed merger is subject to certain conditions that are set forth in the merger agreement including regulatory approval. If the proposed merger closes, each holder of the Notes will have the right to require the Trust to repurchase the Notes at a price of 101% of the principal amount of the Notes plus accrued and unpaid interest, unless the obligations of the Trust have been earlier satisfied and discharged. Pursuant to the Lease, HCLP would be required to purchase the amount of equipment necessary to generate sufficient proceeds for the Trust to purchase the respective Notes and prepay a proportionate amount of equity certificates. For more information about the terms of the merger agreement, see Hanover’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
Investors are cautioned that the representations, warranties and covenants included in the merger agreement were made by Hanover and Universal to each other. These representations, warranties and covenants were made as of specific dates and only for purposes of the merger agreement and are subject to important exceptions and limitations, including a contractual standard of materiality different from that generally relevant to investors, and are qualified by information in confidential disclosure schedules that the parties exchanged in connection with the execution of the agreement. In addition, the representations and warranties may have been included in the merger agreement for the purpose of allocating risk between Hanover and Universal, rather than to establish matters as facts. The merger agreement is described in Hanover’s Form 10-K for the year ended December 31, 2006 and has been filed with the SEC only to provide investors with information regarding its terms and conditions, and, except for its status as a contractual document that establishes and governs the legal relationship among the parties thereto with respect to the mergers, not to provide any other factual information regarding Hanover, Universal or their respective businesses or the actual conduct of their respective businesses during the pendency of the merger agreement. Investors are not third-party beneficiaries under the merger agreement and should not rely on the representations and warranties in the merger agreement as characterizations of the actual state of facts about Hanover or Universal. Furthermore, investors should not rely on the covenants in the merger agreement as actual limitations on Hanover’s business, because they may take certain actions that are either expressly permitted in the confidential disclosure letters to the merger agreement or as otherwise consented to by Universal, which consent may be given without prior notice to the public.
The merger agreement has been unanimously approved by both Hanover and Universal’s boards of directors and Iliad filed an initial joint proxy statement/prospectus on Form S-4 relating to the proposed merger and other annual meeting matters of each of Hanover and Universal with the Securities and Exchange Commission on March 30, 2007. Consummation of the transactions contemplated by the merger agreement is subject to certain conditions that are set forth in the merger agreement, including the approval of the stockholders of Hanover and Universal and customary regulatory approvals such as the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“Hart-Scott-Rodino Act”). Hanover received a request for additional information from the Antitrust Division of the U.S. Department of Justice regarding the proposed merger under the notification requirements of the Hart-Scott-Rodino Act. Issuance of a second request is not unusual for a transaction of this size, and Hanover intends to cooperate fully and respond promptly. Hanover remains optimistic that the merger will proceed and expects a closing within the third quarter of 2007.
2. Rental Equipment
Rental equipment consists of U.S. gas compression equipment and is recorded at cost. At the time of the initial sale of the Notes, an independent appraisal firm prepared an appraisal of the rental equipment as of August 16, 2001. Due to the terms of the Lease, the current fair market value of the Trust assets and based on the above-described appraisal, management of the Trust believes that the Trust will recover the original cost of the equipment at the end of the Lease. As such, the Trust is not depreciating the rental equipment.
3. Notes Payable
Notes payable at March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

Senior Secured Notes—fixed rate of 8.75% due September 1, 2011, interest payable semi-annually on March 1 and September 1	$250,000
The Notes are obligations of the Trust and are collateralized by all of the equipment, rents and supplemental rents covered by the Lease. In addition, the Trust’s obligations under the Notes are jointly and severally guaranteed, unconditionally and on a senior subordinated basis, by Hanover, the ultimate parent company of HCLP, and HCLP for an amount up to 70.0% of the aggregate principal balance of the Notes outstanding, which is equal to the final rent payment under the Lease. If there is an event of default under the Lease, Hanover and HCLP guarantee, jointly and severally, on a senior subordinated basis, all of the Trust’s obligations under the Notes. Hanover unconditionally guarantees on a senior subordinated basis all of HCLP’s obligations under the Lease. The obligations of HCLP under the Lease are subordinated in right of payment to all existing and future senior indebtedness of HCLP. The obligations of Hanover and HCLP under the guarantee are subordinated in right of payment to all existing and future senior indebtedness of such guarantor. Each guarantee ranks equally in right of payment with all senior subordinated debt and senior to all subordinated debt of such guarantor. The estimated fair market value of the Notes was approximately $260 million at March 31, 2007 and December 31, 2006.
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
The Trust is not affiliated with Hanover and HCLP. The indenture and participation agreement governing the Notes contain covenants that restrict the Trust’s ability to, among other things, incur liens, incur additional indebtedness, enter into any other transactions, make investments, liquidate, and engage in non-related lines of business. In addition, the indenture and participation agreement governing the Notes contain covenants that limit Hanover’s and HCLP’s ability to engage in certain activities and transactions.
4. Equity Certificates
The Trust raised approximately $7.75 million from equity certificates issued during the period from August 16, 2001 (inception) through December 31, 2001. The Trust’s equity certificates were issued to General Electric Capital Corporation (“GE Capital”). The original certificate holder assigned its interest to GE Capital and was repaid its capital contribution of $1 in August 2001. The equity certificate holder may receive a return of capital payment for its equity investment in the Trust after full payment of the Notes. The Trust will make a quarterly payment (on the first day of March, June, September, and December; the first payment was made on March 1, 2002) to equity certificate holders equal to the certificate holder yield rate (13.7% as of March 31, 2007 and December 31, 2006) multiplied by the aggregate outstanding certificate holder contributions. As of March 31, 2007 and December 31, 2006, approximately $91,000 and $92,000, respectively, was payable to the certificate holder. Equity certificate capital repayment may be made using proceeds from sale of equipment to HCLP or, on the expiration date or earlier termination of the Lease, from the proceeds from the final rent payment and the sale of equipment.
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

6. Recent Accounting Pronouncements
In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material impact on our consolidated results of operations, cash flows or financial position.
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
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 provided entities the one-time election to measure financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. SFAS 159 is effective for financial statements as of the beginning of the first fiscal year that begins after November 15, 2007. Its provision may be applied to an earlier period only if the following conditions are met: (1) the decision to adopt is made after the issuance of FAS 159 but within 120 days after the first day of the fiscal year of adoption, and no financial statements, including footnotes, for any interim period of the adoption year have yet been issued and (2) the requirement of FAS 157 are adopted concurrently with or prior to the adoption of SFAS 159. We are currently evaluating the provisions of SFAS 159.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this report are forward-looking statements. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “believes,” “anticipates,” “expects,” “estimates,” or words of similar import, although some forward-looking statements are expressed differently. Statements that describe future plans, objectives or goals of Hanover Equipment Trust 2001B (the “Registrant,” “Trust,” “we,” “us” or “our”) are also forward looking statements. You should consider these statements carefully because they describe our expectations and beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or state other “forward-looking” information based on currently available information. These forward-looking statements are subject to certain risks and uncertainties applicable to the Trust. These forward–looking statements are also subject to certain risks and uncertainties applicable to Hanover Compression Limited Partnership (“HCLP”), to which we lease all of the equipment owned by the Trust, and Hanover Compressor Company (“Hanover”), the ultimate parent company of HCLP to which (along with HCLP) we look for all of the Trust’s revenue. All of these risks and uncertainties could cause actual results to differ materially from those anticipated as of the date of this report. The risks and uncertainties related to Hanover’s and HCLP’s businesses, as may be described in more detail in Hanover’s Annual Report on Form 10-K for the year ended December 31, 2006, and in subsequent filings by Hanover with the SEC, could cause our actual results to differ from those described in, or otherwise projected or implied by, the forward-looking statements set forth herein. The risks and uncertainties include:
•	Hanover and HCLP operate in a highly competitive industry that includes competition among the various providers of contract compression services;

•	reduced profit margins or the loss of market share resulting from competition, including pricing pressure in Hanover’s and HCLP’s businesses;

•	the introduction of competing technologies by Hanover and HCLP’s competitors;

•	a prolonged substantial reduction in oil and natural gas prices, which would cause a decline in the demand for HCLP’s compression and oil and natural gas production equipment;

•	governmental safety, health and environmental regulations which could require Hanover and HCLP to make significant expenditures;

•	currency fluctuations (in countries including but not limited to Italy, Argentina and Venezuela) and changes in interest rates;

•	adverse results in litigation or regulatory proceedings to which Hanover and/or HCLP is a party;

•	inability of Hanover or HCLP to comply with the financial and other covenants in or defaults under, their debt agreements and the agreements related to their compression equipment lease obligations which if not cured or waived could have a material adverse effect on Hanover and/or HCLP and the decreased financial flexibility associated with Hanover’s and HCLP’s substantial debt;

•	Hanover’s and/or HCLP’s inability to implement certain business objectives including international expansion;

•	Hanover’s and/or HCLP’s inability to timely and cost-effectively execute projects in international operating environments, which includes certain inherent risks in their international business activities including the following:

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers that may restrict their ability to enter into new markets;

•	governmental actions that result in the deprivation of contract rights;

•	changes in political and economic conditions in the countries in which they operate, including civil uprisings, riots, kidnappings and terrorist acts, particularly with respect to their operations in Nigeria;

•	potentially adverse tax consequences;

•	restrictions on repatriation of earnings or expropriation of property without fair compensation;

•	difficulties in establishing new international offices and risks inherent in establishing new relationships in foreign countries; and

•	the burden of complying with the various laws and regulations in the countries in which they operate.
•	Hanover’s and/or HCLP’s ability to manage business effectively will be weakened if key personnel are lost;

•	liability for acquired facilities in the past which could subject Hanover and/or HCLP to future environmental liabilities;

•	Hanover’s or HCLP’s inability to generate the substantial amount of capital needed to expand their compressor rental fleet and their complimentary businesses;

•	Hanover and HCLP have a substantial amount of debt, including under their compression equipment lease obligations, that could limit their ability to fund future growth and operations and increase their exposure during adverse economic conditions and as a result of having a significant amount of leverage as compared to their total capitalization which could result in a change made in their credit rating or other adverse consequences if Hanover and HCLP do not decrease their leverage;

•	Hanover’s or HCLP’s inability to renew its short-term leases of equipment with its customers so as to fully recoup the cost of the equipment;

•	Hanover or HCLP’s inability to generate the significant amount of cash needed to service their debt, to fund working capital and to pay their debts when they become due;

•	Hanover’s or HCLP’s future ability to refinance existing or incur additional indebtedness to fund Hanover’s and HCLP’s businesses;

•	losses incurred by Hanover and HCLP due to inherent risks associated with their natural gas operations, including equipment defects, malfunctions and failures and natural disasters;

•	war, social unrest, terrorist attacks, and/or the responses thereto;

•	Hanover’s and/or HCLP’s inability to successfully integrate acquired businesses;

•	risks associated with any significant failure or malfunction of Hanover and HCLP’s enterprise resource planning system;

•	Hanover’s and/or HCLP’s inability to reduce debt relative to their total capitalization;

•	changes in federal bankruptcy or tax laws, comparable state laws or accounting principles; and

•	Hanover’s ability to consummate the proposed merger with Universal Compression Holding, Inc.

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
Proposed Merger by Hanover
As discussed in Note 1 to the Consolidated Financial Statements, “Basis of Presentation – Proposed Merger by Hanover,” on February 5, 2007, Hanover and Universal announced they entered into a definitive merger agreement. The merger agreement has been unanimously approved by both companies’ Boards of Directors and Hanover remains optimistic that the merger will proceed and expects a closing within the third quarter of 2007. Completion of the merger is subject to certain conditions that are set forth in the merger agreement, including the approval of shareholders of both companies and customary regulatory approvals. For more information regarding the proposed merger and the terms of the merger agreement, please see Note 1 to the Consolidated Financial Statements.
RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006
Revenues
The Trust’s rental revenues increased by $21,000 to $5,761,000 during the three months ended March 31, 2007 from $5,740,000 during the three months ended March 31, 2006. The Trust’s rental revenue is based primarily on the interest accrued on the Notes and the yield payable to the equity certificate holder.

The increase in rental revenues is primarily due to an increase in the yield rate paid to the equity certificate holder. The interest rate on the Notes is fixed at 8.75% and the amount of interest accrued was $5,469,000 for the three months ended March 31, 2007 and the three months ended March 31, 2006. The yield to the equity certificate holder was $265,000 for the three months ended March 31, 2007 and $250,000 for the three months ended March 31, 2006. The yield payable on the equity certificates will vary depending upon the certificate holder yield rate (13.7% as of March 31, 2007 and 13.0% as of March 31, 2006). Return on the equity certificates accrues at the Eurodollar rate or, in certain circumstances, the prime rate, plus a spread in each case of 8.375% per year.
In addition, the Trust received additional rents to reimburse it, as required under the Lease, for its operating expenses. These additional rents amounted to $27,000 for the three months ended March 31, 2007 and $21,000 for the three months ended March 31, 2006.
Expenses
Operating expenses increased by $6,000 or approximately 29% to $27,000 during the three months ended March 31, 2007 from $21,000 during the three months ended March 31, 2006. The increase resulted from higher professional fees expense during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.
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
The Trust’s cash and cash equivalents balance at March 31, 2007 and December 31, 2006 was $0. Operating activities for the three months ended March 31, 2007 provided $266,000, which was used for the payment of the equity certificates yield due.
The Notes are obligations of the Trust and are collateralized by all of the equipment, rents and supplemental rents covered by the Lease. In addition, the Trust’s obligations under the Notes are jointly and severally guaranteed, unconditionally and on a senior subordinated basis, by Hanover, the ultimate parent company of HCLP, and HCLP for an amount up to 70.0% of the aggregate principal balance of Notes outstanding, which is equal to the final rent payment under the Lease. If there is an event of default under the Lease, Hanover and HCLP guarantee, jointly and severally, on a senior subordinated basis, all of the Trust’s obligations under the Notes. Hanover unconditionally guarantees on a senior subordinated basis all of HCLP’s obligations under the Lease. The obligations of HCLP under the Lease are subordinated in right of payment to all existing and future senior indebtedness of HCLP. The obligations of Hanover and HCLP under the guarantee are subordinated in right of payment to all existing and future senior indebtedness of such guarantor. Each guarantee ranks equally in right of payment with all senior subordinated debt and senior to all subordinated debt of such guarantor. The estimated fair market value of the Notes was approximately $260 million at March 31, 2007 and December 31, 2006.
RECENT ACCOUNTING PRONOUNCEMENTS
In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material impact on our consolidated results of operations, cash flows or financial position.
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
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 provided entities the one-time election to measure financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. SFAS 159 is effective for financial statements as of the beginning of the first fiscal year that begins after November 15, 2007. Its provision may be applied to an earlier period only if the following conditions are met: (1) the decision to adopt is made after the issuance of FAS 159 but within 120 days after the first day of the fiscal year of adoption, and no financial statements, including footnotes, for any interim period of the adoption year have yet been issued and (2) the requirement of FAS 157 are adopted concurrently with or prior to the adoption of SFAS 159. We are currently evaluating the provisions of SFAS 159.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not Applicable
Item 4. Controls and Procedures
Changes in Internal Control over Financial Reporting
There was no change in the Trust’s internal control over financial reporting during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Trustee evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2007. Based on the evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures were effective. The Trustee, in making these determinations, has relied to the extent reasonable on information provided by Hanover and HCLP.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes in our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
Date: May 14, 2007

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